Form 10-Q
period 1995-01-28
INMAC CORP
filed 1995-03-10
CIK 801121

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended January 28, 1995 , or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to_______________.


                         Commission File Number 0-16394

                                  INMAC CORP.
             (Exact name of registrant as specified in its charter)

                   Delaware                            94-2358985
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

                              2465 AUGUSTINE DRIVE
                           SANTA CLARA, CA 95052-8031
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 727-1970

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X  NO
                                        ---    ---
    The number of shares outstanding of the Registrant's Common Stock on January 28, 1995 was 10,146,557.

                           --------------------------

          This document consists of 12 pages of which this is Page 1.


================================================================================

                                  INMAC CORP.
                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS


ITEM             DESCRIPTION                                                PAGE
PART I -- FINANCIAL INFORMATION

1.     Condensed Consolidated Financial Statements

       a)  Condensed Consolidated Balance Sheets as of January 28,
             1995 and July 30, 1994.........................................   3

       b)  Condensed Consolidated Statements of Income for the Three
             and Six Months Ended January 28, 1995 and
             January 29, 1994...............................................   4

       c)  Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended January 28, 1995 and
             January 29, 1994...............................................   5

       d)  Notes to Condensed Consolidated Financial Statements.............   6

2.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations

       Financial Condition..................................................   7

       Results of Operations................................................   8

       Liquidity and Capital Resources .....................................   8

       Future Results.......................................................   8

PART II -- OTHER INFORMATION

1 - 3. Not applicable with respect to the current reporting period.

4.     Submission of matters to a vote of security holders..................   9

5.     Not applicable with respect to the current reporting period.

6.     Exhibits and Reports on Form 8-K.....................................  10


SIGNATURE...................................................................  11


                                                                         Part I
                                                                         Item 1a

                        PART I -- FINANCIAL INFORMATION
                          INMAC CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                       JANUARY 28, 1995 AND JULY 30, 1994

                                 (IN THOUSANDS)

                                                            January 28,              July 30,
                                                               1995                    1994
                                                            -----------             ---------
ASSETS

Current assets:

   Cash and cash equivalents                                 $  4,348               $  2,992
   Receivables, net of allowances                              52,412                 47,395
   Inventories                                                 31,392                 29,979
   Prepaid expenses and other current assets                   11,738                  8,828
                                                             --------               --------
       Total current assets                                    99,890                 89,194

Property, plant and equipment, net                              9,511                 10,412

Other assets                                                    1,022                  1,265

       Total assets                                          $110,423               $100,871
                                                             ========               ========
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                          $ 23,627               $ 20,472
   Accrued liabilities                                         20,000                 14,018
   Bank debt and other liabilities                             26,655                 29,988
   Income taxes                                                 2,492                  1,713
                                                             --------               --------
       Total current liabilities                               72,774                 66,191

Long-term debt and other liabilities                              977                  1,127

Stockholders' equity:

   Common stock                                                15,174                 14,978
   Retained earnings                                           24,737                 22,653
   Cumulative translation adjustments                          (3,239)                (4,078)
                                                             --------               --------
       Total stockholders' equity                              36,672                 33,553

       Total liabilities and stockholders' equity            $110,423               $100,871
                                                             ========               ========



See accompanying notes to condensed consolidated financial statements.

                                                                         Part I
                                                                         Item 1b

                          INMAC CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                     JANUARY 28, 1995 AND JANUARY 29, 1994

                (IN THOUSANDS, EXCEPT NET INCOME PER SHARE DATA)

                                              Three Months Ended                 Six Months Ended
                                           ------------------------          -------------------------
                                           January 28,  January 29,          January 28,   January 29,
                                             1995           1994               1995            1994
                                           -------        -------            ---------       --------
Sales                                      $89,713        $88,926            $173,588        $168,052

Cost of sales                               58,402         58,215             113,672         107,451
                                           -------        -------            --------        --------
  Gross profit                              31,311         30,711              59,916          60,601

Selling, general, and
administrative expenses                     28,934         29,458              54,997          57,801
                                           -------        -------            --------        --------

  Operating income                           2,377          1,253               4,919           2,800

Interest expense, net                          341            320                 705             588
                                           -------        -------            --------        --------

  Income before income
  taxes                                      2,036            933               4,214           2,212

Income taxes                                 1,003            215               2,130             852
                                           -------        -------            --------        --------

  Net income                               $ 1,033        $   718            $  2,084        $  1,360
                                           =======        =======            ========        ========

Net income per common and
common equivalent share                    $  0.10        $  0.07            $   0.20        $   0.12
                                           =======        =======            ========        ========

Weighted average common and
common equivalent shares
outstanding                                 10,643         10,939              10,613          10,958
                                           =======        =======            ========        ========




See accompanying notes to condensed consolidated financial statements.

                                                                         Part I
                                                                         Item 1c

                          INMAC CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                     JANUARY 28, 1995 AND JANUARY 29, 1994

                                 (IN THOUSANDS)

                                                                                     Six Months Ended
                                                                             -------------------------------
                                                                             January 28,         January 29,
                                                                                1995                 1994
                                                                             -----------         -----------
Cash flows from operating activities:
 Net income                                                                   $ 2,084              $  1,360
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Allowance for returns and doubtful receivable                                   150                    85
  Depreciation and amortization                                                 1,951                 1,542
  (Gain) loss on disposal of fixed assets                                         (71)                   85
  Translation adjustment                                                          622                   460
  Change in assets and liabilities:
    Receivables                                                                (5,167)              (10,999)
    Inventories                                                                (1,413)               (9,592)
    Prepaid expenses and other current assets                                  (2,910)               (4,194)
    Accounts payable and accrued liabilities                                    9,137                 2,827
    Income taxes                                                                  779                  (254)
    Other assets                                                                  243                   268
- - -----------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                          5,405               (18,412)
- - -----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant, and equipment                                  (1,117)               (3,129)
  Proceeds from sales of property and equipment                                   180                    11
- - -----------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                         (937)               (3,118)
- - -----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Short-term bank borrowings and repayments                                    (3,322)               11,940
  Repayment of long-term debt                                                    (203)                 (203)
  Proceeds from sale of common stock                                              196                 1,459
- - -----------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities                            (3,329)               13,196
- - -----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                           217                  (124)
- - -----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            1,356                (8,458)
Cash and cash equivalents at beginning of year                                  2,992                10,786
- - -----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at year-to-date                                     $ 4,348              $  2,328
===========================================================================================================
Supplemental disclosures of cash flow information:
Cash paid year to date for:
  Interest                                                                    $   612              $    841
===========================================================================================================
  Income taxes                                                                $   919              $  1,208
===========================================================================================================

Supplemental schedule of non-cash investing and financing activities:

Capital lease obligations incurred on leases for new equipment                $    42              $    194


See accompanying notes to condensed consolidated financial statements.

                                                                         Part I
                                                                         Item 1d

                          INMAC CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Inmac Corp. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

    The condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) which, in the opinion of management, are necessary for the fair presentation of the results of the Company at the dates of the respective balance sheets.

    The condensed consolidated financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

    It is suggested that these interim statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's Annual Report (Commission File Number 0-16394) filed on Form 10-K for the fiscal year ended July 30, 1994.

    Results of operations for the six months ended January 28, 1995 are not necessarily indicative of results to be achieved for the full fiscal year.

2.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

    Inventories are summarized as follows (in thousands):


                                                 January 28, 1995   July 30, 1994
                                                 -----------------  -------------
     Raw materials and  manufacturing supplies      $ 1,918             $ 2,868
     Finished goods                                  29,474              27,111
                                                    -------             -------
                                                    $31,392             $29,979
                                                    =======             =======

3.  Net Income Per Share

    Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding when dilutive

                                                                          Part I
                                                                          Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash and cash equivalent balances increased by $1.4 million since July 30, 1994 and are $2.0 million greater than the same quarter-end last year. Operating activities since July 30, 1994 provided $5.4 million in cash, of which $3.3 million was used by financing activities (primarily for reduction of bank borrowings) and $0.9 million was used in investing activities (primarily for purchase of fixed assets).

Receivables, net of allowances, increased by $5.0 million since July 30, 1994 and are $1.5 million less than the same quarter-end last year. This increase since last fiscal year-end is due to higher sales this quarter-end relative to the quarter-ended July 30, 1994 and increases in European currency rates as compared to the U.S. dollar. Accounts receivable days of sales outstanding at January 28, 1995 are slightly higher than at July 30, 1994, but down from the second quarter of last year.

Inventories increased by $1.4 million since fiscal year-end, reflecting the seasonality of the business. Inventories are $4.9 million lower than at the second quarter-end last year, reflecting improved inventory turns due to the new inventory management software installed in all countries during last fiscal year, the consolidation of U.S. distribution, which was completed in the first quarter this year and better return to vendor privileges for slower moving products.

Prepaid expenses and other current assets have increased by $2.9 million since fiscal year-end and by $2.7 million since the second quarter-end last year. The increase principally relates to amounts receivable from vendors for increased catalog vendor funding activity.

Property, plant and equipment, net decreased from fiscal 1994 year-end by $0.9 million as depreciation recorded on existing fixed assets exceeded new fixed asset investment activity.

Accounts payable and accrued liabilities increased by $3.2 million and $6.0 million, respectively, since July 30, 1994 (total increase of $9.2 million), however on a combined basis they decreased from the second quarter-end last year by $1.9 million. The increase since fiscal 1994 year-end results from more appropriate utilization of vendor trade payables to fund related operating purchases and efficiently reduce bank debt net of cash. The reduction from the balance at second quarter-end last year relates to lower inventory purchasing activity than in the second quarter of fiscal 1994.

Bank debt and other liabilities at the end of the quarter decreased by $3.3 million from July 30, 1994, and $6.3 million from the second quarter-end last year. The decrease since year-end results from cash generated by operating activities being effectively used to reduce bank borrowings.

Assets and liabilities of foreign subsidiaries are translated at the rates of exchange at balance sheet dates. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity. From fiscal 1994 year-end through the end of the second quarter of fiscal 1995, the change in the translation adjustment increased net equity by $0.8 million as a result of increases in European currencies against the U.S. dollar. The translation adjustment is $3.2 million as of January 28, 1995.

RESULTS OF OPERATIONS

Sales for the quarter increased by $0.8 million or 0.9% to $89.7 million compared to $88.9 million for the second quarter last year. Sales for the first six months increased by $5.5 million or 3.3% to $173.6 million compared to $168.1 million for the first six months of last year. On a comparable currency basis, second quarter sales were down 5.5%, and year-to-date sales were down 2.1% as North American sales decreased by 17.4% for the quarter, reflecting the strategic downsizing of the U.S. business initiated in May 1994. European sales were up 9.7% for the quarter and 10.2% year-to-date. Currency translation favorably affected the quarter's consolidated reported sales by 6.3% and year-to-date consolidated reported sales by 5.4%.

Sales for The Desktop Hardware/Software Division increased by 10.8% over the same quarter last year. Sales for the Networking Products Division decreased 4.1% and sales from the Consumable and Complementary Products Division decreased 2.9%, both due to the intentional reduction of catalog mailings into low average order customer sites in the United States.

Gross margin for the quarter increased to 34.9% from 34.5% in the same quarter a year ago. This margin increase is primarily due to a better mix of higher margin product. This quarter's gross margin percentage is up from the fourth quarter of fiscal 1994 and first quarter of fiscal 1995 which were 32.8% and 34.1%, respectively. However, the Company expects the increasingly competitive nature of the Company's business in each of its markets as well as the rapid growth of its lower gross margin computer hardware, peripherals and software business to gradually erode gross profit margins over time.

The Company produced a further reduction in selling, general and administrative expenses both as a percentage of sales and in absolute values. Selling, general and administrative expenses were cut by $0.5 million compared to the second quarter last year to 32.3% of sales for the second quarter of fiscal 1995 compared to 33.1% for the second quarter last year. Similarly, selling, general and administrative expenses were cut by $2.8 million compared to the first six months of last year to 31.7% of sales for the first six months of fiscal 1995 compared to 34.4% for the first six months of last year. The savings reflect the continued effect of the Company's restructuring efforts and cost reduction programs including the U.S. restructuring initiated in May 1994.

Net interest expense was $0.3 million for both the second quarter of this fiscal year and the second quarter of last fiscal year. Net interest expense for the first six months of this fiscal year was $0.7 million compared to $0.6 million for the first six months of last fiscal year. The higher interest expense reflects higher effective interest rates this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of January 28, 1995, the Company had $19.8 million in unused lines of credit and $4.3 million in cash and cash equivalents. The Company believes that its existing cash balances, cash generated from future operations, borrowings under existing lines of credit, and its ability to obtain additional credit will be sufficient to meet its working capital needs through the end of fiscal 1995. In order to fund continued growth, the Company is seeking to raise additional working capital either through expansion of its existing credit lines or alternative financing options, which may include additional debt or equity financing.

FUTURE RESULTS

The third quarter has historically been a seasonally strong quarter for Inmac and for the industry in general. The Company's new catalogs, new products, and ongoing low price strategy may generate increased sales for Inmac, compared to the third quarter of fiscal 1994. The Company expects downward pressure on prices and continued growth rates in the lower margin Desktop Products Division to erode overall gross margin percentages over time. The restructuring efforts have resulted in more cost efficient operations. The Company will continue its efforts to further reduce expenses, especially in the area of facilities costs by looking to consolidate space as efficiencies improve and as the related market demand for space becomes more robust.

The Company's operating results for the rest of fiscal 1995 will also be affected by worldwide economic conditions including the economic conditions in its markets. Although the Company seeks to protect itself from exchange rate fluctuations, as international sales account for more than 70% of the Company's sales, operating results may be affected by exchange rates from quarter to quarter. Other factors which impact sales and operating results from quarter to quarter include ongoing competitive pressures, sales seasonality, the timing of catalog mailings, and the effectiveness of the Company's low price strategy. Operating results in fiscal 1995 may not be comparable to the same quarters in fiscal 1994.

                          PART II -- OTHER INFORMATION

Items 1 through 3 and Item 5 are not applicable with respect to the current reporting period.

Item 4. - Submission of matters to a vote of security holders. At the Annual Meeting of Stockholders of Inmac Corp. held on December 1, 1994, the Stockholders approved the following proposals:

  Proposal #1 Election of Directors

          For all nominees:                       9,592,807
          Authority withheld from all nominees:      16,929

  The breakdown of votes cast for each nominee is as follows:

                                        Total Vote for            Total Vote Withheld
                                        Each Director             From Each Director
                                        --------------            -------------------
          William P. Doolittle            9,593,007                    16,929
          Kenneth A. Eldred               9,593,007                    16,929
          John R. Emrick                  9,592,807                    17,129
          Jeffrey A. Heimbuck             9,592,807                    17,129
          Robert L. Katz                  9,592,807                    17,129
          John B. Mumford                 9,592,807                    17,129

Proposal #2  Ratification of Appointment of KPMG Peat Marwick LLP as the
             Company's Independent Auditors

The Stockholders ratified the election by the Company's Board of Directors of KPMG Peat Marwick LLP, as auditors for the Company's financial statements for the year ending July 29, 1995. KPMG Peat Marwick LLP has been the Company's independent auditors since 1980. The Stockholders voted as follows:

         For:                            9,579,555
         Against                            14,084
         Abstain:                           16,297
         Non-Votes:                              0

Item 6. - Exhibits and Reports on Form 8-K:

          (a)     The following exhibits are filed as part of this report:

                  Exhibit 11.0 Statement of Computation of Net Income Per Share is attached as page 12.

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INMAC CORP.


Dated:  March 10, 1995                      By: /s/ MICHAEL J. WAIDE
                                                ----------------------------
                                                    Michael J. Waide
                                                (Vice President, Finance and
                                                  Chief Financial Officer)

                                EXHIBIT INDEX

Exhibit Number                      Exhibit
- - --------------                      -------

    11.0       Statement of Computation of Net Income Per Share
    27         Financial Data Schedule