Form 10-Q
period 1995-04-29
INMAC CORP
filed 1995-06-13
CIK 801121

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended   April 29, 1995   , or

[    ]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _______________ to _______________.


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

                           __________________________

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO ______

         The number of shares outstanding of the Registrant's Common Stock on May 19, 1995 was 10,206,032.

                           __________________________

          This document consists of 11 pages of which this is Page 1.


================================================================================

                                  INMAC CORP.
                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS



ITEM                 DESCRIPTION                                                         PAGE
PART I -- FINANCIAL INFORMATION
- -------------------------------

1.        Condensed Consolidated Financial Statements

          a)   Condensed Consolidated Balance Sheets as of April 29,
                 1995 and July 30, 1994 . . . . . . . . . . . . . . . . . . . . .         3

          b)   Condensed Consolidated Statements of Income for the Three
                 and Nine Months Ended April 29, 1995 and
                 April 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .         4

          c)   Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended April 29, 1995 and
                 April 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .         5

          d)   Notes to Condensed Consolidated Financial Statements . . . . . . .         6

2.        Management's Discussion and Analysis of Financial
             Condition and Results of Operations

          Financial Condition   . . . . . . . . . . . . . . . . . . . . . . . . .         7

          Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . .         8

          Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . .         8

          Future Results  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8

PART II -- OTHER INFORMATION
- ----------------------------

1 - 5.    Not applicable with respect to the current reporting period.

6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .         9


SIGNATURE         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
- ---------

                                                                          Part l
                                                                         Item 1a
                        PART I -- FINANCIAL INFORMATION
                          INMAC CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                        APRIL 29, 1995 AND JULY 30, 1994

                                 (IN THOUSANDS)

                                                                      April 29,                     July 30,
                                                                         1995                         1994
                                                                    -------------                 ------------
ASSETS
- ------

Current assets:

    Cash and cash equivalents                                       $       8,039                 $      2,992
    Receivables, net of allowances                                         54,454                       47,395
    Inventories                                                            30,899                       29,979
    Prepaid expenses and other current assets                               9,307                        8,828
                                                                    -------------                 ------------
          Total current assets                                            102,699                       89,194

Property, plant and equipment, net                                          9,057                       10,412

Other assets                                                                1,033                        1,265
                                                                     ------------                 ------------

          Total assets                                               $    112,789                 $    100,871
                                                                     ============                 ============


LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

Current liabilities:

    Accounts payable                                                 $     24,163                 $     20,472
    Accrued liabilities                                                    20,305                       14,018
    Bank debt and other liabilities                                        24,135                       29,988
    Income taxes                                                            2,611                        1,713
                                                                    -------------                 ------------
          Total current liabilities                                        71,214                       66,191

Long-term debt and other liabilities                                          853                        1,127

Stockholders' equity:

    Common stock                                                           15,359                       14,978
    Retained earnings                                                      26,658                       22,653
    Cumulative translation adjustments                                     (1,295)                      (4,078)
                                                                    -------------                 ------------
          Total stockholders' equity                                       40,722                       33,553

          Total liabilities and stockholders'
       equity                                                        $     112,789                    $ 100,871
                                                                    ==============                =============


See accompanying notes to condensed consolidated financial statements.

                                                                          Part I
                                                                         Item 1b


                          INMAC CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE AND NINE MONTHS ENDED
                       APRIL 29, 1995 AND APRIL 30, 1994

                (IN THOUSANDS, EXCEPT NET INCOME PER SHARE DATA)


                                                 Three Months Ended                     Nine Months Ended
                                        -----------------------------------        ---------------------------
                                           April 29,         April 30,              April 29,         April 30,
                                             1995              1994                   1995              1994
                                          -----------      -----------             ----------        -----------
Sales                                   $     101,326       $     98,592         $    274,914       $     266,644

Cost of sales                                  68,554             66,584              182,226             174,035
                                        -------------       ------------         ------------       -------------

    Gross profit                               32,772             32,008               92,688              92,609

Selling, general, and
administrative expenses                        29,274             29,777               84,271              87,578
                                        -------------       ------------         ------------       -------------

    Operating income                            3,498              2,231                8,417               5,031

Interest expense, net                             380                579                1,085               1,167
                                        -------------       ------------         ------------       -------------

    Income before income taxes                  3,118              1,652                7,332               3,864

Income taxes                                    1,197                612                3,327               1,464
                                        -------------       ------------         ------------       -------------

    Net income                          $       1,921       $      1,040         $      4,005       $       2,400
                                        =============       ============         ============       =============

Net income per common and
common equivalent share                 $         .18       $        .10         $        .37       $         .22

Weighted average common and
common equivalent shares
outstanding                                    10,801             10,839               10,762              10,927



See accompanying notes to condensed consolidated financial statements.

                                                                          Part I
                                                                         Item 1c

                          INMAC CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                       APRIL 29, 1995 AND APRIL 30, 1994

                                 (IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                             ---------------------------------------
                                                                                April 29,                April 30,
                                                                                  1995                     1994
                                                                             ---------------          --------------
Cash flows from operating activities:
  Net income                                                                 $ 4,005                    $    2,400
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Allowance for returns and doubtful receivables                              (245)                         (779)
    Depreciation and amortization                                              2,529                         2,594
         Loss on disposal of fixed assets                                        153                           142
         Translation adjustment                                                2,306                         1,241
      Change in operating assets and liabilities:
    Receivables                                                               (6,814)                      (13,190)
    Inventories                                                                 (920)                      ( 7,757)
    Prepaid expenses and other current assets                                   (479)                      ( 4,523)
    Accounts payable and accrued liabilities                                   9,978                         4,366
    Income taxes                                                                 898                       (   793)
    Other assets                                                                 232                           139
   ----------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by operating activities                          11,643                       (16,160)
- -------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
         Purchases of property, plant, and equipment                          (1,468)                      ( 4,817)
         Proceeds from sales of property and equipment                           183                            60
   ----------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                (1,285)                      ( 4,757)
- -------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
         Short -term bank borrowings and repayments                           (5,815)                       10,822
         Principal payments under capital lease
           obligations                                                          (354)                      (   225)
         Proceeds from sale of common stock                                      381                         1,780
   ----------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                        (5,788)                       12,377
- -------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                       477                           (92)
- -------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                        5,047                       ( 8,632)
   Cash and cash equivalents at beginning of year                              2,992                        10,786
- -------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at year-to-date                                 $ 8,039                    $    2,154
===================================================================================================================
   Supplemental disclosures of cash flow information:
   Cash paid year-to-date for:
      Interest                                                               $ 1,156                    $    1,333
===================================================================================================================
      Income taxes                                                           $ 1,875                    $    1,095
===================================================================================================================

   Supplemental schedule of non-cash investing and financing activities:

   Capital lease obligations incurred on leases
      for new equipment                                                       $   42                      $    199

   See accompanying notes to condensed consolidated financial statements.

                                                                          Part I
                                                                         Item 1d
                          INMAC CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  General

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

    Results of operations for the nine months ended April 29, 1995 are not necessarily indicative of results to be achieved for the full fiscal year.

2.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

    Inventories are summarized as follows (in thousands):

                                                                    April 29, 1995            July 30, 1994
                                                                    ---------------           -------------
    Raw materials and manufacturing supplies                         $        1,716           $       2,868
    Finished goods                                                           29,183                  27,111
                                                                             ------                  ------
                                                                     $       30,899           $      29,979
                                                                             ======                  ======

3.  Net Income Per Share

    Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding when dilutive.

                                                                          Part I
                                                                          Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Cash and cash equivalent balances increased by $5.0 million since July 30, 1994 and are $5.9 million greater than the same quarter-end last year. Operating activities since July 30, 1994 provided $11.6 million in cash, of which $5.8 million was used by financing activities (primarily for reduction of bank borrowings) and $1.3 million was used in investing activities (primarily for purchase of fixed assets).

Receivables, net of allowances, increased by $7.1 million since July 30, 1994 and are $2.5 million less than the same quarter-end last year. This increase since last fiscal year-end is due to seasonally higher sales this quarter-end relative to the quarter-ended July 30, 1994 and increases in European currency rates as compared to the U.S. dollar. Accounts receivable days of sales outstanding at April 29, 1995 improved from July 30, 1994 by 3.8 days, and improved from the third quarter of last year by 4.0 days.

Inventories increased by $0.9 million since fiscal year-end, reflecting the seasonality of the business. Inventories are $3.6 million lower than at the third quarter-end last year, reflecting improved inventory turns due to the new inventory management software installed in all countries during last fiscal year, the consolidation of U.S. distribution and better return to vendor privileges for slower moving products.

Prepaid expenses and other current assets have increased by $0.5 million since fiscal year-end and have nominally decreased since the third quarter-end last year. The increase since year-end principally relates to amounts receivable from vendors for catalog vendor funding activity.

Property, plant and equipment, net decreased from fiscal 1994 year-end by $1.4 million as depreciation recorded on existing fixed assets exceeded new fixed asset investment activity.

Accounts payable and accrued liabilities increased by $3.7 million and $6.3 million, respectively, since July 30, 1994 (total increase of $10 million), however on a combined basis they decreased from the third quarter-end last year by $2.6 million. The increase since fiscal 1994 year-end results from more appropriate utilization of vendor trade payables to fund related operating purchases and efficiently reduce bank debt net of cash. The reduction from the balance at third quarter-end last year relates to lower inventory purchasing activity than in the third quarter of fiscal 1994.

Bank debt and other liabilities at the end of the quarter decreased by $5.9 million from July 30, 1994, and $7.7 million from the third quarter-end last year. The decrease since year-end results from cash generated by operating activities being effectively used to reduce bank borrowings.

Assets and liabilities of foreign subsidiaries are translated at the rates of exchange at balance sheet dates. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity. From fiscal 1994 year-end through the end of the third quarter of fiscal 1995, the change in the translation adjustment increased net equity by $2.8 million as a result of increases in European currencies against the U.S. dollar. The translation adjustment is $(1.3) million as of April 29, 1995.

RESULTS OF OPERATIONS

Sales for the quarter increased by $2.7 million or 2.8% to $101.3 million compared to $98.6 million for the third quarter last year. Sales for the first nine months increased by $8.3 million or 3.1% to $274.9 million compared to $266.6 million for the first nine months of last year. North American sales decreased by 19.6% for the quarter and 14.2% year to date, reflecting the planned strategic downsizing of the U.S. business initiated in May 1994 to improve U.S. profitability.

Sales for the Desktop Hardware/Software Division increased by 13.4% over the same quarter last year. Sales for the Systems and Networking Products Division decreased 2.7% and sales from the Consumable and Complementary Products Division decreased 1.6%, both primarily due to the intentional reduction of catalog mailings into low average order customer sites in the United States.

Gross margin for the quarter decreased to 32.3% from 32.5% in the same quarter a year ago. This margin decrease is primarily due to the product mix. This quarter's gross margin percentage is also down from the fourth quarter of fiscal 1994, which was 32.8%. The Company expects the increasingly competitive nature of the Company's business in each of its markets as well as the rapid growth of its lower gross margin computer hardware, peripherals and software business to gradually erode gross profit margins over time.

The Company produced a further reduction in selling, general and administrative expenses both as a percentage of sales and in absolute values. Selling, general and administrative expenses were cut by $0.5 million compared to the third quarter last year to 28.9% of sales for the third quarter of fiscal 1995 compared to 30.2% for the third quarter last year. Similarly, selling, general and administrative expenses were cut by $3.3 million compared to the first nine months of last year to 30.7% of sales for the first nine months of fiscal 1995 compared to 32.8% for the first nine months of last year. The savings reflect the continued effect of the Company's restructuring efforts and cost reduction programs including the U.S. restructuring initiated in May 1994.

Net interest expense was $0.4 million for the third quarter of this fiscal year and $0.6 million for the third quarter of last fiscal year. Net interest expense for the first nine months of this fiscal year was $1.1 million compared to $1.2 million for the first nine months of last fiscal year. The reduction in year-to-date interest expense reflects lower average bank debt balances.


LIQUIDITY AND CAPITAL RESOURCES

As of April 29, 1995, the Company had $22 million in unused lines of credit and $8.0 million in cash and cash equivalents. The Company believes that its existing cash balances, cash generated from future operations, borrowings under existing lines of credit, and its ability to obtain additional credit will be sufficient to meet its working capital needs through the end of fiscal 1995.
In order to fund continued growth, the Company is seeking to raise additional working capital through expansion of its existing credit lines and alternative financing options, including debt financing.

FUTURE RESULTS

The fourth quarter has historically been a seasonally weak quarter for Inmac and for the industry in general, in large part due to the traditional European and North American vacation months. During the fourth quarter, the Company plans to increase substantially its mailings in the U.S. in order to expand the U.S. revenue base. Depending on the timing and level of response to these incremental mailings, the U.S. profitability may be reduced; however, the overall size of the active customer base should be positively effected. The Company expects downward pressure on prices and continued growth rates in the lower margin Desktop Products Division to erode overall gross margin percentages over time. The restructuring efforts have resulted in more cost efficient operations. The Company will continue its efforts to further reduce expenses, especially in the area of facilities costs by looking to consolidate space as efficiencies improve and as the related market demand for space becomes more robust.

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


                          PART II -- OTHER INFORMATION

Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. - Exhibits and Reports on Form 8-K:

          (a)    The following exhibits are filed as part of this report:

                 Exhibit 11.0  Statement of Computation of Net Income Per Share
                 is attached as page   11.

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INMAC CORP.



Dated:  June 9, 1995                    By:  /s/ Michael J. Waide
                                                 Michael J. Waide
                                        (Vice President, Finance and Chief
                                                Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                                       Page No.
- -------                                                       ---------
11    Computation of Net Income per Share
27    Financial Data Schedule