Form 10-K
period 1995-07-29
INMAC CORP
filed 1995-10-25
CIK 801121

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

         X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ----- EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JULY 29, 1995

       ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-16394

                                   INMAC CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   94-2358985
         (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                    Identification)

  2465 AUGUSTINE DRIVE, SANTA CLARA, CA                       95052
 (Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 727-1970

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01 PAR VALUE
                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes x      No
                                         ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   x
                              ---

The aggregate market value of voting stock held by non-affiliates of the Company on July 29, 1995 was $54,217,303. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, on July 29, 1995, was 10,451,084.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================

                                                        INMAC CORP.

                                                         FORM 10-K
                                                 YEAR ENDED JULY 29, 1995
                                                           INDEX

 Item
Number                                                                                                           Page
------                                                                                                           ----

                                                          PART I

  1.    Business............................................................................................        3

  2.    Properties..........................................................................................        7

  3.    Legal Proceedings...................................................................................        7

  4.    Submission of Matters to a Vote of Security Holders.................................................        7


                                                          PART II

  5.    Market for the Registrant's Common Stock and Related
        Stockholder Matters....................................................................................     7

  6.    Selected Consolidated Financial Data...................................................................     8

  7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................................................................     8

  8.    Financial Statements and Supplementary Data............................................................    14

  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................    26


                                                         PART III

 10.    Directors and Executive Officers of the Registrant.....................................................    26

 11.    Executive Compensation.................................................................................    27

 12.    Security Ownership of Certain Beneficial Owners and
        Management.............................................................................................    31

 13.    Certain Relationships and Related Transactions.........................................................    32

                                                          PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K............................................................................................    33

        Signatures.............................................................................................    38

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Inmac Corp., founded in 1975, is a leading international direct-response marketer of multi-vendor products for the computer desktop and networking industries. The Company pioneered the computer direct response marketing channel when it introduced the first computer supplies and accessories catalog. The Company markets its products directly to personal computer, workstation, and minicomputer users in business, professional, educational and government organizations, mainly through targeted mailings of platform-specific and industry-specific full-color catalogs, but also through its direct sales force, and its telemarketing organization.

SIGNIFICANT BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

Net income increased $2.7 million or 150% on revenue growth of $13.1 million or 4% over the prior fiscal year. The U.S. operations improved significantly in the last fiscal year, as reflected in the increase in net income over the prior fiscal year. Worldwide revenues, although impacted by the downsizing of the U.S. operations, have continued to improve every year since inception.

On June 29, 1995, the Company received $20 million in a private placement of term debt with the Prudential Insurance Company. The proceeds were used to refinance existing debt and for working capital needs. Following the private placement, the Company established a $30 million syndicated multi-currency revolving credit facility led by ABN-AMRO Bank N.V. The term debt and revolving credit facility will provide the Company with the flexibility to pursue strategic expansion opportunities.

In November 1994, the Company appointed Jeffrey A. Heimbuck to the position of President and Chief Executive Officer, succeeding Kenneth A. Eldred, who remains Chairman of the Board. Mr. Heimbuck was formerly President and Chief Operating Officer of the Company.

In July 1995, the Company appointed Raymond E. Nystrom Vice President of Finance and Chief Financial Officer. Mr. Nystrom, who will continue as Vice President, General Manager of North America, formerly held various senior level finance and accounting positions with the Company.

In July 1995, the Company appointed Brian J. Shane Vice President, Corporate Development. Mr. Shane was most recently Vice President, Business Development for Video Stream, Inc. Prior to that, he was Vice President, Marketing at Smith & Hawken, a catalog and specialty retailer of gardening accessories and supplies.

The Company made significant improvements in its asset management during the last fiscal year. Bank and long term debt, net of cash, was $10 million at July 29, 1995, down from $27 million at the end of the prior year. Inventory turns improved to 8.4 from 8.1.

PERSONAL COMPUTER PRODUCTS MARKET AND COMPUTER AFTERMARKET OVERVIEW

The personal computer products market and the computer aftermarket are highly fragmented and consist of many channels of distribution. The Company participates mainly in the direct-response segment of this market. Direct response is a method of distribution that relies on the mass mailing of catalogs, periodical advertising and other mailers or communications directly to targeted prospective customers. In addition to direct response, other distribution channels include local office products suppliers, local and national retail computer stores that carry computer supplies, and computer superstores. Distribution channels also include manufacturers of computer systems and aftermarket products, and computer supply and office product distributors. For a discussion of the competition that the Company faces in the marketplace, see "Competition" below.

The decentralization of computers throughout factory, business, engineering and office environments has made it increasingly difficult and expensive for many suppliers to use traditional direct sales methods to locate users, initiate sales contacts and effectively provide service to customers. Quantities ordered tend to be smaller, reflecting individual requirements rather than the volume needs traditionally associated with centralized data processing departments. In addition, the growing number of non-technical users has increased the need for a knowledgeable source for quality products. Inmac addresses these needs through its direct-response marketing strategy and a commitment to customer service and support, including a qualified customer technical support staff.

MARKETING, SALES AND CUSTOMER SERVICE

The Company markets and sells directly to business, professional, educational and government end-users of personal computers and minicomputers. Inmac was among the first to adapt consumer direct response sales techniques to these business markets. The Company's primary selling vehicle is an array of full-color catalogs, but Inmac supplements its catalogs with promotional direct mail pieces, direct sales personnel, customer service representatives, fax catalogs, and targeted telephone marketing. Additionally, the Company's product specialists provide pre-sales and post-sales technical support.

The Company has developed a proprietary customer and prospect list of computer users, which Inmac believes represents a major resource to the Company. The Company obtains selective lists of prospective customers from suppliers, manufacturers, and computer-related magazine publishers. Inmac intends to continue to develop focused catalog mailings based on analyses of buying patterns.

As a part of the Company's commitment to service and support, Inmac provides a 30-day satisfaction guarantee for almost all products except for opened software and consumables. In addition, substantially all products sold by the Company are guaranteed against defects in materials and workmanship for at least one year. A number of products have longer warranties offered by manufacturers, and a few have lifetime guarantees. Inmac tracks returns at the stock-keeping-unit (SKU) level to monitor product performance and customer satisfaction, and to reduce overall returns.

CUSTOMERS

The Company conducts full-service operations in seven countries including the U.S., Canada, the U.K., France, Germany, the Netherlands, and Sweden. Inmac offers local language catalogs in each of these markets. Inmac's products are sold to organizations in such diverse industries as aerospace, banking, communications, education, electronics, food, government, consumer products, and pharmaceuticals. No single customer has accounted for more than 1% of the Company's sales in any of the past three fiscal years. Because of the Company's prompt shipment policy, Inmac has no significant order backlog.

DISTRIBUTION AND OPERATIONAL LOCATIONS

Inmac's strategy is to provide "just-in-time" delivery to its customers. The Company delivers approximately 95% of its orders to customers within two business days after orders are accepted for available products. Inmac's prompt delivery standards are the result of strategically placed distribution centers in the U.S., Canada, and Europe, including agreements with freight-logistics providers. The Company maintains sales, service, and distribution operations in Dallas, Texas; Toronto, Canada; Manchester/Liverpool and Bracknell,

United Kingdom; Frankfurt, Germany; Paris, France; Amsterdam, the Netherlands; and Smedjebacken, Sweden.

The Company's operations in fiscal 1995 were located in the U.S., Canada, France, Germany, the Netherlands, Sweden, and the U.K. European sales were 73% of consolidated sales in fiscal 1995, 68% in fiscal 1994, and 69% in fiscal 1993.

Material risks attendant to the foreign operations include foreign currency exposure, postal strikes, transportation and tariff restrictions, product sourcing, and regulatory approval issues. The investment in foreign countries includes the risks of impacting operating results because of mailing list development costs, and the potentially increased effective income tax rate caused by unutilized foreign operating losses and higher marginal tax rates in certain foreign tax jurisdictions.

PRODUCTS

Inmac believes that its ability to offer a broad, innovative product line has been an important factor in its success. The Company's marketing staff continuously evaluates new products and selects products for catalogs based on customer demand, quality, features, price, margins, and sales trends. Inmac also develops or improves products to address end-user requests. Inmac currently sells over 6,000 catalog items. The Company offers products customized for personal computers, workstations and minicomputers, from a large number of manufacturers, including 3Com, 3M, Novell, Canon, IBM, Hewlett-Packard, Digital Equipment, Sony, American Power Conversion and others. Inmac offers items in three broad product groups:

NETWORKING AND SYSTEMS:

INTERCONNECT: Inmac offers a broad range of products to facilitate the transfer of data within and between computer systems. These products include cable products, connectors, and switching systems. In addition to standard cable products, Inmac provides a custom cable service which allows end-users to order cables tailored to their individual requirements. These cables are generally produced within two to three days.

NET CONNECT/UNIX: The Company sells a broad range of connectivity and networking product solutions including Unix workstation support products, servers, bridges, B/Routers, networking software, test equipment, peripheral sharing devices, modems and extenders, and power protection devices.

DATACOM/POWER: The Company offers data line drivers and data communications products including modems and buffering systems that facilitate data exchange and carry digital signals from point to point. The Company also offers power conditioning systems to protect systems from power surges and losses.

DESKTOP HARDWARE AND SOFTWARE:

PERSONAL COMPUTERS: Inmac sells a complete line of PC's including desktops and notebooks from such industry leaders as Compaq, IBM, NEC, Packard Bell, and Toshiba.

PERIPHERALS: This group includes monitors, printers, CD-ROM drives, disk drives, memory, accelerators, keyboards and other items. Monitors are available from NEC, Sony, Philips and Magnavox. Printers offered include Hewlett-Packard Laserjets and Deskjets, Canon Bubble-Jets and lasers, IBM by Lexmark lasers, plus Epson, Brother, Okidata, and Panasonic printers. The Company also offers rewritable optical disks, CD-ROM's, and other storage devices.

SOFTWARE: The Company offers a broad selection of major software titles from vendors including Microsoft, Lotus Development, Corel, Symantec, and Adobe. The offering includes software for graphics and design, desktop publishing, multi-media, business applications, programming tools, and utilities.

CONSUMABLE AND COMPLEMENTARY PRODUCTS:

ACCESSORIES: Inmac provides tabletop space management products, data entry devices, cleaning aids, glare control products and other products designed to enhance the use of computer systems.

FURNITURE: Inmac offers mobile and stationary workstations and peripheral space management products, security cabinets, storage for computer media and printouts, and tabletop and freestanding sound control enclosures for printers and plotters. These products are designed to the ergonomic and functional needs of computer users.

DATA STORAGE MEDIA: The Company sells a broad line of Inmac-branded flexible and rigid media, data cartridges and reel-to-reel tape products for data storage. Inmac also offers the most frequently requested national brand media products ranging from flexible media to recordable CDs, to accommodate customers with strong brand loyalties.

SUPPLIES: The Company provides a wide range of supplies for laser, ink jet, and impact printers and plotters. Inmac markets these products under the Company's Good Impressions and Black Pearl labels, as well as popular name brands including Hewlett-Packard.

MANUFACTURING AND SUPPLIERS

Inmac manufactures and assembles certain of its products in order to expedite product introduction, ensure a steady supply of quality products, and reduce cost of goods sold. The Company manufactures and assembles cable and data communications products in East Kilbride, Scotland, an ISO 9000 certified facility. In addition, some cable assembly is performed at its facility in Sunnyvale, California. The various countries into which Inmac sells in volume have established specifications and regulations for data communication products. Inmac tests its data communications products to assure they meet or exceed the applicable Federal Communications Commission Class A and Class B emissions regulations, and also designs and tests to international specifications as required. Approximately 5% of the Company's sales are attributable to products manufactured by the Company.

Independent manufacturers produce and package substantially all of the catalog items other than data communications products. At the end of fiscal 1995, the Company had over 800 suppliers worldwide. The Company believes its relationships with its suppliers are good.

COMPETITION

The computer products market and the computer aftermarket in which Inmac participates are highly competitive. The major competitive factors in the Company's market include the quality and reliability of the products, overall company image, service, speed of delivery, product performance, quality and price. The Company faces competition from other direct-response marketers, as well as from competitors in other channels of distribution. These competitors include office products suppliers, local and national retail computer stores, manufacturers of computers and aftermarket products, computer supply and office products distributors, and computer superstores. Certain hardware and software vendors also sell their products directly through their own catalogs.

While many companies compete aggressively for part of the marketplace, no single company is dominant. Certain of the Company's competitors, particularly computer manufacturers and competitors in the other channels of distribution, have substantially greater financial and technical resources and greater sales volume than the Company. The Company faces significant price competition across all product lines and markets. Price competition on widely distributed products can be particularly intense. Pricing is becoming an increasingly important factor on a country by country basis. The Company is unable to predict the impact of increased competition, but it is possible that such competition could adversely affect sales, gross profit, and net income.

EMPLOYEES

On July 29, 1995, the Company had a total of approximately 925 employees (265 in North America and 660 in Europe), down almost 29% from approximately 1,300 employees in February 1993, when the Company initiated its restructuring. None of these employees are represented by a union and the Company has never experienced a work stoppage. Inmac considers its employee relations to be good.

ITEM 2.     PROPERTIES

The Company currently leases executive offices in Santa Clara, California, in a 46,625 square foot building under a lease that expires in April 1999. The Company leases a 26,000 square foot facility in East Kilbride, Scotland, for use in manufacturing data communications products. This lease expires in March 1997. In North America, the Company leases three facilities in addition to its executive offices. These facilities have a total of 122,532 square feet under leases which expire between September and November 1998. In Europe, the Company has executive offices in Bracknell, England totaling 21,330 square feet under leases which expire in 2011. In Europe, the Company also leases nine facilities with a total of 282,649 square feet under leases which expire between April 1996 and October 2015. The Company believes that current properties are suitable for its business as presently conducted. Certain of the facilities in the U.S. and Europe which are noted above are not fully occupied by Inmac and have been subleased. A reserve for the estimated costs associated with some of these sublease activities was provided for as part of the fiscal 1993 business restructuring.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which it believes are material to its financial results. Legal issues which are outstanding include an action in the U.S. relating to freight charges, a product documentation language issue in France, and a value-added tax filing format matter in Italy.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders during the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

PRINCIPAL MARKET

Inmac Corp.'s Common Stock is traded on the Nasdaq National Market (symbol
INMC). Based on security position listings, the approximate number of holders of Inmac Common Stock at July 29, 1995 was 2,500.

STOCK PRICE AND DIVIDEND INFORMATION

Information contained under the caption "Quarterly Data (Unaudited)" of Notes To Consolidated Financial Statements--Footnote 12 is incorporated herein by reference in partial response to this item.

DIVIDEND POLICY

No dividends were declared in the last five fiscal years. The payment and rate of any future dividends will depend upon the earnings and financial requirements of the Company and other factors deemed relevant by the Board of Directors. Provisions of certain of the Company's debt agreements place a limitation on the maximum dividend payment.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

                                           July 29,    July 30,   July 31,      July 25,    July 27,
                                             1995        1994       1993          1992        1991
----------------------------------------------------------------------------------------------------
Sales ................................    $ 362,511   $ 349,449   $ 342,027    $ 312,887   $ 302,821
Gross profit (1)......................    $ 120,525   $ 119,807   $ 140,689    $ 144,846   $ 152,700
Operating income (loss)(2)............    $  11,058   $   5,762   $  (9,350)   $   6,300   $  12,663
Net income (loss)(2)..................    $   4,531   $   1,816   $ (13,877)   $     971   $   6,775
Net income (loss) per share(2)........    $    0.42   $    0.17   $   (1.47)   $    0.10   $    0.72
Weighted average common and common
 equivalent shares outstanding........       10,750      10,831       9,464        9,453       9,458
Total assets..........................    $ 116,349   $ 100,871   $  94,131    $ 128,980   $ 107,385
Bank debt and other liabilities.......    $  11,643   $  29,988   $  20,977    $  34,390   $  22,487
Long term debt and other liabilities..    $  20,883   $   1,127   $   1,803    $   1,011   $     852
Working capital.......................    $  53,262   $  23,003   $  20,662    $  37,281   $  34,763
Stockholders' equity..................    $  42,839   $  33,553   $  27,721    $  49,250   $  45,351

(1) In conjunction with the Company's organizational restructuring which was announced in fiscal 1993, certain field operations related expenses have been reclassified from cost of sales to selling, general and administrative expenses to more accurately reflect the nature of such expenses. This reclassification does not affect earnings. Appropriate reclassifications were made to the fiscal 1991 through fiscal 1993 consolidated financial statements to conform to the fiscal 1994 and fiscal 1995 presentation.

(2) The year ended July 31, 1993, includes a charge for business restructuring of $16,546,000 ($14,900,000 after taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Inmac Corp. during the three-year period ended July 29, 1995. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this annual report.

OPERATIONS

The CONSOLIDATED STATEMENTS OF INCOME (LOSS) included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, show sales, cost of sales, expenses and earnings for each of the last three years.

Sales

Inmac Corp. has recorded sales increases each year since its inception in 1975. Fiscal 1995's record sales totaled $362.5 million, an increase of $13.1 million or 3.7% over fiscal 1994 sales of $349.4 million. Sales for fiscal 1994 were 2.2% higher than fiscal 1993.

The increase in revenues in fiscal 1995 resulted from favorable currency exchange rates and the strong sales performance of the Desktop Hardware/Software Division with sales up 19% unadjusted for currency or 10% on a currency adjusted basis. Due primarily to the U.S. downsizing, fiscal 1995 worldwide sales on a comparable currency basis decreased by $11.9 million or 3% compared to fiscal 1994. As a result of a slowing of the Canadian economy and the strategic downsizing of the Company's U.S. business, a program which had been undertaken to improve profitability, sales from North America for fiscal 1995 decreased $14 million or 13%. Inmac continued to see a favorable customer response to the Company's divisional catalogs and competitive pricing strategy.

The fiscal 1994 sales increase over 1993 was attributable to strong customer response to the three newly designed catalogs focused around the Company's product divisions and to a new lower pricing strategy. The increase in revenues in fiscal 1994 especially resulted from the strong sales performance in the Desktop Hardware/Software Division with sales up 95% on a currency adjusted basis. This reflected the impact of the Company's North America desktop products program which was introduced late in the first quarter and continued desktop product sales growth in Europe of 62% on a comparable currency basis.

Fiscal 1993 sales included revenues from the two-store operation, The Business Superstore (TBS) in the United Kingdom, and the Company's Japanese subsidiary. Inmac sold the retail stores and closed the Japanese subsidiary in April 1993. Sales for the 1994 fiscal year were negatively affected by 5% because of currency fluctuation, which had a negative effect on sales in fiscal 1993 of 2%. In addition, sales in fiscal 1994 (52 weeks) compared to fiscal 1993 (53 weeks) were adversely impacted by 2% due to the effect of the 53rd week in 1993.

The Company's sales success in the direct response marketing of computer-related products is primarily attributable to its ability to meet customer demands for convenience, reliability and value when purchasing information technology. Inmac Corp. offers a very efficient source that can provide multi-national access to top quality brands at competitive prices.

Cost of Sales

Cost of sales for fiscal 1995 was $242.0 million, a 5.4% increase over the $229.6 million for fiscal 1994. This increase followed 14.1% and 19.8% increases in fiscal 1994 and fiscal 1993, respectively. As a percent of net sales, the gross profit margin was 33.2% in fiscal 1995 compared to 34.3% in fiscal 1994 and 41.1% in fiscal 1993. The decline in gross margin percentages over the last three years reflected competitive pressures on pricing, the Company's lower pricing strategy and the rapid sales growth in the Desktop Hardware/Software Division which has lower margins. The competitive pressures on gross profit margin percentages have been partially offset by the Company's ongoing cost reduction programs which have resulted in lower purchase costs for many products.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased each year for the last three years, both as a percent of sales and in absolute dollars. These expenses were 30.2% of sales in 1995, compared to 32.6% in 1994, and 39.0% in 1993. These expenses totaled $109.5 million in fiscal 1995, a decrease of 4.0% from fiscal 1994. This compares to the year-on-year decreases of 14.6% in fiscal 1994 and 3.6% in fiscal 1993.

The reductions in selling, general and administrative expenses included savings in facility costs, savings from headcount reduction, and increased operational and catalog efficiencies. The fiscal 1993 reduction included elimination of the selling, general and administrative expenses from TBS and the Company's Japanese subsidiary which were sold and closed respectively in the third quarter of fiscal 1993. The Company continues to realize improved operating efficiencies from its restructuring program initiated in fiscal 1993. In addition, the current year reduction in selling general and administrative expenses is partially offset by expenses incurred in the pursuit of debt and/or equity financing opportunities. Investment banker, attorney and accountant fees expensed in fiscal 1995, for debt and/or equity financing opportunities, exceeded three quarters of a million dollars.

Fiscal 1994 expenses included a non-recurring credit of $0.9 million for reversal of remaining reserves related to the vacant facilities in the U.K. for which the leases were successfully terminated early. The landlord negotiated leases with new tenants with no ongoing obligation by Inmac. Fiscal 1994 also included credits totaling $0.6 million for reduction of reserves related to the closed Italy operations and related to redundant leased computer equipment. The ongoing costs of these obligations will be less than originally estimated.

Fiscal 1993 expenses included a net non-recurring credit of $1.8 million resulting from a one-time gain due to the settlement of legal activities, offset by charges related to the consolidation of facilities in Germany and accruals for vacant facilities in the U.K.

Provision For Business Restructuring

The Company recorded restructuring charges of $14.9 million net after taxes in the second quarter of fiscal 1993 to close unprofitable operations, to dispose of unproductive assets, and to strategically reorganize the business. The Company's Japan operation was closed, and the retail operation in the UK was sold in the third quarter of fiscal 1993. The organization was restructured, eliminating certain layers of management, to improve the pace of decision-making and to reduce expense.

In fiscal 1994, the remaining steps were completed as related to the restructuring actions announced in fiscal 1993. These steps included further consolidation of the U.S. operations and moves of the French and Swedish operations to lower cost facilities. See Note 13 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further explanation of the steps completed in fiscal 1994.

Interest Expense, Net

Interest expense, net, in fiscal 1995, fiscal 1994, and fiscal 1993 was $1.4 million, $1.6 million, and $1.3 million or 0.4%, 0.5%, and 0.4% of sales, respectively. The lower net interest expense in fiscal 1995 compared to fiscal 1994 reflects lower average monthly bank borrowings.

The Company decreased its bank and long term debt net of cash to $10.3 million at July 29, 1995 from $26.7 million at July 30, 1994, as a result of increased profits and better asset management. The inventory balance at July 29, 1995 was $2.1 million lower than prior year-end, and annual inventory turns improved from
8.1 to 8.4 turns. This was accomplished through better inventory management, elimination of poorly performing SKUs, and drop-shipping to customers.

Income Taxes

In August 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Adoption of SFAS 109 did not have a significant effect on the determination of income tax expense for fiscal 1994. Income tax expense for fiscal 1995, 1994, and 1993 was $5.1 million, $2.3 million, and $3.2 million, respectively. Income tax expense in fiscal 1995 varied from expected tax expense (pre-tax income (loss) multiplied by the U.S. statutory rate) primarily due to unutilized U.S. losses, foreign tax rates in excess of the U.S. statutory rate, and a new French surtax applied retroactively to the beginning of the fiscal year.

Loss carryforward provisions exist under the tax laws of all countries in which Inmac currently does business. As of July 29, 1995, the Company had approximately $4.5 million in unutilized foreign operating loss carryovers and approximately $34 million in unutilized U.S. operating loss carryovers. The accumulated operating losses will be deductible in the future when and if the Company and its subsidiaries that have incurred those losses become profitable. The timing and amount of tax benefit associated with these losses is dependent upon future operating results in particular countries and is difficult to predict. The consolidated income tax rate also depends upon the mix of international and domestic pretax income. Accordingly, the Company's income tax rate for fiscal 1996 cannot be accurately predicted. (See Note 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

Net Income (Loss)

The Company recorded net income of $4.5 million or $0.42 per share and $1.8 million or $0.17 per share for fiscal 1995 and 1994, respectively, and a loss of $13.9 million or $1.47 per share in fiscal year 1993. The 1993 loss reflects the net after-tax restructuring charge of $14.9 million or $1.57 per share. Considered without the effect of the restructuring charge, fiscal 1993 would have reflected net income of $1.0 million. The lower gross profit percentage in 1995 was more than offset by savings in selling, general and administrative expenses, and a lower effective income tax rate.

FINANCIAL POSITION

Liquidity and Capital Resources

The CONSOLIDATED BALANCE SHEETS under Item 8 reflect Inmac's assets and liabilities at the end of the last two fiscal years and the amount of stockholders' equity in the Company.

The Company's financial condition and liquidity improved substantially from fiscal 1994. Bank and long term debt net of cash decreased by more than $16 million in fiscal 1995 reflecting an increase in cash and cash equivalents to $21.2 million at July 29, 1995 compared to $3.0 million at July 30, 1994 and an increase in bank and long term debt to $31.5 million from $29.7 million at the prior year-end.

Net receivables increased by $1.4 million in fiscal 1995, while inventories decreased by $2.1 million. The related asset performance ratios remained strong, and average annual inventory turns increased to 8.4 in fiscal 1995 from 8.1 in fiscal 1994, reflecting improvements in inventory management, elimination of poorly performing SKUs, and drop-shipping. Average annual accounts receivable days of sales outstanding were 47.7 days in 1995 compared to 46.5 days in fiscal 1994.

Prepaid expenses and other current assets decreased a total of $0.8 million in fiscal 1995 resulting from a decrease in tax receivable balances.

Property, plant and equipment, net of depreciation, decreased by $2.0 million in fiscal 1995, due primarily to a $4.0 million reduction in fixed asset purchases as compared to fiscal 1994.

Accounts payable and accrued liabilities increased by $2.6 million in fiscal
1995.

The CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY under Item 8 analyze the balances and change in equity over the last three years.

Total stockholders' equity increased in fiscal 1995 by $9.3 million to $42.8 million. This increase included $4.5 million of net income; $1.2 million from stock option exercises; $0.1 million from the tax effects arising from option exercises; and a favorable reduction in the balance sheet translation adjustment of $3.4 million. Cumulative translation adjustments are excluded from the measurement of income, but are recorded as a separate component of stockholders' equity and depend on the net asset or liability balance on the various foreign subsidiary balance sheets and the respective currencies as compared to the U.S. dollar at the fiscal period-end dates. The change in cumulative translation adjustments resulted in a $1.9 million increase in equity in fiscal 1994 and a $7.9 million decrease in equity in fiscal 1993.

The CONSOLIDATED STATEMENTS OF CASH FLOWS under Item 8 classify the Company's cash inflows and outflows from operating, investing and financing activities for the last three fiscal years.

In fiscal 1995, operating activities provided $18.1 million in cash. Fixed asset purchases (net of sales proceeds) used $2.4 million of cash. Short-term bank borrowings, net of repayments, coupled with the proceeds from the private placement, provided $1.7 million; repayment of capital lease obligations used $0.5 million; financing costs used $0.7 million and exercises of common stock options provided $1.2 million.

Capital spending totaled $2.7 million in fiscal 1995, $6.7 million in 1994, and $5.0 million in 1993. Spending in fiscal 1994 and fiscal 1993 was mainly for more efficient distribution facilities and computer systems.

Short-term bank borrowings decreased by $18.3 million, while long term bank debt increased to $20.1 million at fiscal 1995 year-end compared to fiscal 1994 year-end. Average bank debt during fiscal 1995 decreased by $1.3 million from fiscal 1994. During fiscal 1995, fiscal 1994, and fiscal 1993, average bank borrowings under the bank lines were approximately $26.2 million, $27.5 million, and $25.1 million, respectively. As of July 29, 1995, $31.5 million in bank and long term borrowings were outstanding, and unused credit facilities amounted to $35 million. The Company was in compliance with all covenants in its bank agreements as of July 29, 1995.

The Company believes that its existing cash balances, cash generated from future operations, borrowings under existing lines of credit and its ability to obtain additional credit will be sufficient to meet its working capital needs through the end of fiscal 1996.

INFLATION

Although the Company's operations are influenced by general economic trends, the Company does not believe inflation has had a material impact on its results of operations for the past three fiscal years.

FUTURE RESULTS

The Company's new catalogs, new products, and ongoing low price strategy have generated increased sales for Inmac; however, the Company expects downward pressure on prices to continue to gradually erode gross margin percentages over time. The Company expects sales to continue to grow faster in the lower margin desktop hardware and software products than in its other product categories. The restructuring efforts have resulted in more cost efficient operations, and Inmac will continue to seek ways to reduce costs to improve its operating performance and return on assets.

The Company's operating results for fiscal 1996 will also be affected by worldwide economic conditions including the economic conditions in its markets. Operating results will also be affected by fluctuations in exchange rates among the countries in which Inmac operates. International sales accounted for 75% of the Company's sales in fiscal 1995. Accordingly, as currency fluctuations are unpredictable, and even though the Company seeks to protect itself from excessive fluctuations, the Company's results may be affected from quarter to quarter. Other factors which impact sales and operating results from quarter to quarter include ongoing competitive pressures, sales seasonality, the timing of catalog mailings, postage, paper costs, and the effectiveness of the Company's low price strategy. Operating results in fiscal 1996 may not be comparable to the same quarters in fiscal 1995. See Note 12 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the Company's quarterly results for fiscal years 1995 and 1994.

Inmac believes that its more aggressive pricing policy, more efficient cataloging strategy, lower operating costs, and its participation in high growth markets form the basis of a solid strategy for fiscal 1996. A continuing improvement in U.S. business, which has a substantial net operating loss carryover, should lead to a stronger financial picture.

The Company also plans to continue to improve and upgrade its information systems during fiscal 1996 to further enhance operating efficiencies. The Company has identified an order entry/operations/distribution/ financial system which the Company expects to begin installing worldwide in the third quarter of fiscal 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

INMAC CORP. AND SUBSIDIARIES
JULY 29, 1995 AND JULY 30, 1994
(In thousands, except per share amounts)

                                                                                          1995            1994
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents.......................................................  $    21,165      $     2,992
    Receivables, less allowance for returns and doubtful
      receivables of $1,927 in 1995 and $2,497 in 1994..............................       48,745           47,395
    Inventories ....................................................................       27,924           29,979
    Prepaid expenses................................................................        3,620            3,661
    Taxes receivable and other current assets.......................................        4,435            5,167
------------------------------------------------------------------------------------------------------------------
      Total current assets..........................................................      105,889           89,194

Property, plant and equipment ......................................................        8,402           10,412
Other assets........................................................................        2.058            1,265
------------------------------------------------------------------------------------------------------------------
                                                                                      $   116,349      $   100,871
==================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable................................................................  $    19,528      $    20,472
    Accrued liabilities ............................................................       17,554           14,018
    Bank debt and other liabilities ................................................       11,643           29,988
    Income taxes ...................................................................        3,902            1,713
------------------------------------------------------------------------------------------------------------------
      Total current liabilities.....................................................       52,627           66,191

Long-term debt and other liabilities................................................       20,883            1,127
Stockholders' equity :
    Preferred stock, par value $.01 per share. Authorized 2,000
       shares; none outstanding.....................................................          ---              ---
    Common stock, par value $.01 per share. Authorized 30,000
       shares; outstanding 10,451 in 1995 and 10,088 in 1994........................       16,292           14,978
    Retained earnings...............................................................       27,184           22,653
    Cumulative translation adjustments..............................................         (637)          (4,078)
------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity....................................................       42,839           33,553
Commitments
------------------------------------------------------------------------------------------------------------------
                                                                                      $   116,349      $   100,871
==================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

INMAC CORP. AND SUBSIDIARIES
YEARS ENDED JULY 29, 1995, JULY 30, 1994 AND JULY 31, 1993 (In thousands, except per share amounts)

                                                                             1995                1994              1993
-------------------------------------------------------------------------------------------------------------------------
Sales                                                                      $ 362,511         $   349,449   $      342,027
Cost of sales                                                                241,986             229,642          201,338
-------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                             120,525             119,807          140,689
Selling, general and administrative expenses                                 109,467             114,045          133,493
Provision for business restructuring                                             ---                 ---           16,546
-------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                                   11,058               5,762           (9,350)
Interest expense, net                                                          1,442               1,635            1,348
-------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes                                          9,616               4,127          (10,698)
Income taxes                                                                   5,085               2,311            3,179
-------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                                      $   4,531         $     1,816    $     (13,877)
=========================================================================================================================
Net income (loss) per common and common equivalent share                   $    0.42         $      0.17    $       (1.47)
=========================================================================================================================
Weighted average common and common equivalent shares
    outstanding                                                               10,750              10,831            9,464
=========================================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

INMAC CORP. AND SUBSIDIARIES
YEARS ENDED JULY 29, 1995, JULY 30, 1994,  AND JULY 31, 1993
(In thousands)

                                               Common Stock
                                             ----------------         Cumulative
                                           No. of                     Translation    Retained    Treasury
                                           Shares      Amount         Adjustments    Earnings      Stock          Total
-------------------------------------------------------------------------------------------------------------------------
Balances at July 25, 1992                   9,453    $  14,565       $     1,983    $   34,714   $ (2,012)    $    49,250
  Net loss                                    ---          ---               ---       (13,877)        ---        (13,877)
  Exercises of common stock options            83          270               ---           ---       ---              270
  Translation adjustments                     ---          ---            (7,922)          ---        ---          (7,922)
-------------------------------------------------------------------------------------------------------------------------
Balances at July 31, 1993                   9,536       14,835            (5,939)       20,837     (2,012)         27,721
  Net income                                  ---          ---               ---         1,816         ---          1,816
  Exercises of common stock options           552        1,800               ---           ---       ---            1,800
  Tax effects arising from shares issued
    under stock option plans                  ---          355               ---           ---         ---            355
  Translation adjustments                     ---          ---             1,861           ---         ---          1,861
-------------------------------------------------------------------------------------------------------------------------
Balances at July 30, 1994                  10,088       16,990            (4,078)       22,653     (2,012)         33,553
  Net income                                  ---          ---               ---         4,531         ---          4,531
  Exercises of common stock options           363        1,220               ---           ---         ---          1,220
  Tax effects arising from shares issued
    under stock option plans                  ---           94               ---           ---         ---             94
  Translation adjustments                     ---          ---             3,441           ---         ---          3,441
-------------------------------------------------------------------------------------------------------------------------
Balances at July 29, 1995                  10,451    $  18,304       $      (637)   $   27,184   $ (2,012)    $    42,839
=========================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

INMAC CORP. AND SUBSIDIARIES
YEARS ENDED JULY 29, 1995, JULY 30, 1994 AND JULY 31, 1993
(In thousands)

                                                                           1995             1994               1993
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                  $     4,531      $     1,816         $   (13,877)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
    Allowance for returns and doubtful receivables                          (570)            (939)                  8
    Depreciation and amortization                                          4,289            3,628               2,714
    Loss on disposal of fixed assets                                         128              721               4,484
    Writedown of assets as part of restructuring                             ---              ---               4,809
    Deferred income taxes                                                   (155)             565                (942)
    Tax effects arising from shares issued under
      stock option plans                                                      94              355                 ---
    Translation adjustment                                                 2,914            1,862              (6,200)
    Change in operating assets and liabilities:
      Receivables                                                           (780)          (3,508)                352
      Inventories                                                          2,055           (3,276)             15,622
      Prepaid expenses & other current assets                                773           (4,057)              8,389
      Accounts payable and accrued liabilities                             2,592           (9,012)              2,087
      Income taxes                                                         2,343              361              (1,182)
      Other assets                                                          (107)            (218)                427
---------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities              18,107          (11,702)             16,691
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                              (2,706)          (6,745)             (5,001)
  Proceeds from sales of equipment                                           342              234                 122
---------------------------------------------------------------------------------------------------------------------
            Net cash used by investing activities                         (2,364)          (6,511)             (4,879)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long term debt                                20,000              ---                 ---
  Short-term bank borrowings and repayments                              (18,277)           8,929             (13,475)
  Repayment of capital lease obligations                                    (452)            (309)               (245)
  Deferred financing cost                                                   (686)             ---                 ---
  Proceeds from exercise of stock options                                  1,220            1,800                 270
---------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by financing activities               1,805           10,420             (13,450)
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      625               (1)             (1,722)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      18,173           (7,794)             (3,360)
Cash and cash equivalents at beginning of year                             2,992           10,786              14,146
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $    21,165      $     2,992          $   10,786
=====================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                           $     1,498      $     2,112          $    1,834
=====================================================================================================================
  Income taxes, net                                                  $     2,330      $     2,895          $    4,677
=====================================================================================================================

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations totaling $42,000 in fiscal 1995, $436,000 in fiscal 1994, and $978,000 in fiscal 1993 were incurred when the Company entered into leases for new equipment.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INMAC CORP. AND SUBSIDIARIES
YEARS ENDED JULY 29, 1995,  JULY 30, 1994 AND JULY 31, 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting principles and policies of Inmac Corp. and its subsidiaries is presented to assist the reader in evaluating the Company's financial statements included in this report. These principles and policies conform to generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

The financial statements reflect the consolidated balances of Inmac Corp. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

SEGMENT REPORTING

The Company is a direct response marketer of computer accessories, data communications products, and computer hardware and software products. The Company operates in one industry segment.

REVENUE RECOGNITION

Revenue on product sales is recognized upon shipment. Allowances are provided for returns and warranties.

COST OF SALES

Cost of sales includes costs of purchased and manufactured products and freight charges from suppliers. In fiscal 1994, certain field operations related expenses were reclassified from cost of sales to selling, general and administrative expenses to more accurately reflect the nature of such expenses. This reclassification does not affect earnings. Appropriate reclassifications were made to the fiscal 1993 consolidated financial statements to conform to the fiscal 1994 and fiscal 1995 presentation.

WARRANTIES

The Company's products are generally under warranty against defects in material and workmanship for a period ranging from one year for most products to a lifetime for certain other products. The Company also has a thirty-day satisfaction guarantee. The Company has established reserves for these anticipated future warranty costs which is periodically adjusted to reflect actual experience.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets which range principally from three to seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term.

CATALOG COSTS

Catalog costs are deferred and amortized over the expected revenue stream to match costs with revenues. The amortization period is thirteen weeks.

DEFERRED FINANCING COST

Debt financing costs are deferred and amortized as interest expense, using the straight line method, over the term of the related debt.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Translation gains and losses are excluded from the measurement of net income (loss) and are recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in net income.

INCOME TAXES

In August 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and the financial statement carrying amounts. To the extent a deferred tax asset does not meet the more likely than not criterion of SFAS 109, a valuation allowance has been established.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding. Net income (loss) per share includes the effect of dilutive common stock options for all periods except when inclusion would have been antidilutive. The difference between primary and fully diluted earnings per share is not material for any of the periods presented, and has therefore been excluded.

2. INVENTORIES

Inventories are summarized as follows (in thousands):

                                                                              1995               1994
--------------------------------------------------------------------------------------------------------
Raw materials and manufacturing supplies......................         $     1,621        $        2,868
Finished goods................................................              26,303                27,111
--------------------------------------------------------------------------------------------------------
                                                                       $    27,924        $       29,979
========================================================================================================

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, are summarized as follows (in thousands):

                                                                              1995               1994
--------------------------------------------------------------------------------------------------------
Land and buildings............................................         $       ---        $          324
Machinery and equipment.......................................              13,722                13,901
Furniture and fixtures........................................               4,614                 4,937
Leasehold improvements........................................               3,540                 3,351
--------------------------------------------------------------------------------------------------------
                                                                            21,876                22,513
Accumulated depreciation and amortization.....................             (13,474)              (12,101)
--------------------------------------------------------------------------------------------------------
                                                                       $     8,402        $       10,412
========================================================================================================

4. ACCRUED LIABILITIES

Accrued liabilities are summarized as follows (in thousands):

                                                                              1995               1994
--------------------------------------------------------------------------------------------------------
Payroll and related items.....................................         $     6,624        $        4,183
Accrued restructuring costs...................................                 233                   754
Other.........................................................              10,697                 9,081
--------------------------------------------------------------------------------------------------------
                                                                       $    17,554        $       14,018
========================================================================================================

5. BANK DEBT

Long-term debt consisted of the following:

                                                                              1995             1994
--------------------------------------------------------------------------------------------------------
9.87% unsecured senior notes..................................            $     13,000    $         ---
10.24% unsecured senior notes
  payable in Netherlands Guilders (NLG).......................                   7,057              ---
Other long-term borrowings....................................                   1,195            1,435
                                                                           ----------------------------
                                                                                21,252            1,435
Less current maturities.......................................                    (369)            (308)
-------------------------------------------------------------------------------------------------------
  Total long-term debt                                                    $     20,883    $       1,127
=======================================================================================================

Aggregate maturities of long-term debt for the next five years are as follows (in thousands): 1996 - $369; 1997 - $2,353; 1998 - $4,338; 1999 - $4,162; 2000 -
$4,011; and thereafter - $6,019.

On June 29, 1995, the Company issued notes for $13,000,000 and NLG 10,918,600 (US $7,057,000 at July 29, 1995 currency exchange rate) of unsecured senior debt in a private placement (the "Notes"). The Notes mature beginning in fiscal 1997 through fiscal 2002. The Notes are subject to covenants that restrict the Company's ability to pay dividends, incur indebtedness, and repurchase Company stock. Further, to the extent a lien is placed on a current asset of the Company, the Company covenants that it will secure the Notes equally and ratably.

On June 30, 1995, the Company entered into a currency swap agreement to hedge currency risk on interest and principal payments on $7,000,000 of the Notes. The swap agreement effectively converted $7,000,000 of the Notes into Deutsche Mark debt with a fixed interest rate of 10.02%. The counterparty on the swap agreement is a major international financial institution.

On July 27, 1995, the Company entered into a $30,000,000 unsecured multi-currency revolving credit facility with a syndicate of banks (the "Facility"). The Facility is intended to replace various revolving credit facilities with banks in various countries in which the Company does business. In general, borrowings under the Facility carry interest at the London Interbank Offered Rate (LIBOR) plus 1.15%. As of fiscal year end, no borrowings under the Facility were outstanding. The Company pays an annual commitment fee of 0.3% on the unused portion of the Facility.

Short-term bank debt at fiscal year end consisted of borrowings under six revolving credit facilities most of which expired on or before September 13, 1995, replaced by the Facility discussed above. Borrowings under these lines bear interest at Inmac's option of the prime rate or LIBOR.

6. COMMITMENTS

The Company leases its offices, warehouses and manufacturing facilities under lease agreements which expire at various dates through 2015.

Future minimum lease payments under noncancellable capital and operating leases as of July 29, 1995, are (in thousands):

Fiscal Year
-------------------------------------------------------------------------------------------------------------------------
1996......................................................................................................   $      7,062
1997......................................................................................................          6,238
1998......................................................................................................          4,869
1999......................................................................................................          3,070
2000......................................................................................................          1,794
Thereafter................................................................................................         12,064
-------------------------------------------------------------------------------------------------------------------------
  Total minimum lease payments                                                                               $     35,097
=========================================================================================================================

Rent expense under operating leases was $7.2 million in 1995, $8.8 million in 1994, and $9.2 million in 1993.

7. STOCKHOLDERS' EQUITY

A summary of the activity under the Company's stock option plans for the three years ended July 29, 1995, is as follows:

                                                                                     Shares             Prices
--------------------------------------------------------------------------------------------------------------------
Outstanding at July 25, 1992...........................................               971,100     $  3.500  - 13.500
  Granted..............................................................             2,326,485        3.125  -  6.125
  Exercised............................................................               (83,098)       3.125  -  3.250
  Canceled or expired .................................................            (1,228,014)       3.125  -  6.625
                                                                                -------------
Outstanding at July 31, 1993 ..........................................             1,986,473        3.125  - 13.500
  Granted..............................................................               420,050        3.375  -  8.000
  Exercised............................................................              (552,467)       3.125  -  4.500
  Canceled or expired..................................................              (113,403)       3.125  - 13.500
                                                                                 ------------
Outstanding at July 30, 1994...........................................             1,740,653        3.125  -  8.000
  Granted..............................................................               339,550        3.250  -  6.375
  Exercised............................................................              (362,781)       3.125  -  6.625
  Canceled or expired..................................................              (196,660)       3.125  -  7.625
---------------------------------------------------------------------------------------------
Outstanding at July 29, 1995                                                        1,520,762        3.125  -  8.000
=============================================================================================

Balances as of July 29, 1995:
  Exercisable..........................................................               608,658     $  3.125  -  8.000
  Available for Future Grant...........................................               169,717

Generally, options vest in monthly increments during a four or five year period from the date of grant. Vested options are exercisable during the ten year period from the date of grant. The Company adopted an option exchange program in September 1992 whereby holders of common stock options under the 1983 Stock Option Plan on October 6, 1992, were given the opportunity to exchange options for 959,100 shares at a weighted average exercise price of $5.14 per share for the same number of options at $3.25 per share, the fair market value of the stock on that date. The holders of these exchanged options maintain all the rights and privileges associated with the original grant, except the new options were not exercisable until April 6, 1993. The effect of the exchange is reflected in the fiscal 1993 activity above.

In connection with the unsecured senior debt, the Company issued 175,000 warrants as consideration for the execution of the financing agreement. The exercise price of the warrants is $6.756. The expiration date is September 15, 2001.

Authorized, unissued shares of common stock were reserved for the following purposes as of the end of each fiscal year noted:

                                                   1995                  1994                    1993
----------------------------------------------------------------------------------------------------------
Employee & Director Stock Plans.............       1,690,479             2,099,581               2,213,077
Warrants....................................         175,000                   ---                     ---
----------------------------------------------------------------------------------------------------------
  Total authorized, unissued shares                1,865,479             2,099,581               2,213,077
==========================================================================================================

8. INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS
109) Accounting for Income Taxes at the beginning of fiscal 1994. Adoption of SFAS 109 did not have a significant effect on the determination of income tax expense, nor did it result in a cumulative effect adjustment on the Company's opening retained earnings for fiscal 1994.

The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The provision for income taxes consisted of (in thousands):

                                                                              1995            1994            1993
---------------------------------------------------------------------------------------------------------------------
Current:
  State and Local......................................................    $      19      $     50          $      50
  Foreign..............................................................        5,221         1,696              4,071
                                                                           ------------------------------------------
                                                                               5,240         1,746              4,121


                                                                           ------------------------------------------
Deferred:
  State and Local......................................................           50           (50)               ---
  Foreign..............................................................         (205)          615               (942)
                                                                           ------------------------------------------
                                                                                (155)          565               (942)
---------------------------------------------------------------------------------------------------------------------
  Total income taxes                                                       $   5,085      $  2,311          $   3,179
=====================================================================================================================

Tax benefit of $0.1 million and $0.4 million in fiscal 1995 and fiscal 1994, respectively, was allocated to additional paid-in capital for deductions associated with the Company's stock option plans.

The provision for income taxes differs from the "expected" tax expense (computed by applying the Federal statutory corporate rate to income (loss) before taxes). A reconciliation between the Company's expected tax expense and the actual tax expense is as follows (in thousands):

                                                                              1995            1994            1993
--------------------------------------------------------------------------------------------------------------------
Income taxes based on Federal statutory rate...........................    $   3,269      $   1,403         $ (3,637)
State income taxes, net of Federal income tax effect...................           69            ---               30
Tax rate differential on foreign income and effect
  of foreign losses....................................................        1,202           (955)           1,971
Unutilized U.S. losses.................................................          545          1,813            4,844
Other adjustments......................................................         ---              50              (29)
--------------------------------------------------------------------------------------------------------------------
  Total income taxes                                                       $   5,085      $   2,311         $  3,179
====================================================================================================================

Major components of the deferred provision for income taxes prior to the adoption of SFAS 109 are as follows (in thousands):

                                                                             1993
------------------------------------------------------------------------------------
Tax depreciation in excess of
  depreciation reported in the financial statements....................    $      (6)
Catalog expenses deferred for
  financial reporting..................................................            3
Non-deductible portion of
  inventory and warranty reserve.......................................           85
Effect of installment sales & bad debts................................            1
Restructuring charges                                                           (924)
Other..................................................................         (101)
------------------------------------------------------------------------------------
                                                                           $    (942)
====================================================================================

Deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under this criterion, a valuation allowance must be established. Based on historical taxable income and future taxable income projections over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize tax benefit in an amount equivalent to the net deferred tax asset. Major components of deferred tax assets and liabilities including the corresponding valuation allowance are as follows (in thousands):

                                                                      1995               1994
-----------------------------------------------------------------------------------------------
Deferred Tax Assets:
  Net operating losses and credit carryforwards...............       $ 13,704         $  12,646
  Inventory valuation.........................................            605             1,030
  Employee benefits...........................................            609               429
  Receivable valuation........................................            153               343
  Restructuring...............................................             82               371
  Miscellaneous accrued expenses..............................            636               419
  Other.......................................................            262               270
                                                                     --------------------------
     Deferred tax asset before valuation allowance............         16,051            15,508
  Valuation allowance.........................................        (14,375)          (13,771)
                                                                     --------------------------
     Deferred tax asset net of valuation allowance............          1,676             1,737
                                                                     --------------------------
Deferred Tax Liabilities:
  Catalog Costs...............................................           (521)             (651)
  Deferred income.............................................           (252)             (303)
  Other.......................................................            ---               (35)
                                                                     --------------------------
    Deferred tax liability....................................           (773)             (989)
-----------------------------------------------------------------------------------------------
Net Deferred Tax Asset                                             $      903         $     748
===============================================================================================


The Company has approximately $4.5 million in unutilized foreign operating loss carryforwards and approximately $34 million in U.S. Federal operating loss carryforwards. Of these loss carryforwards, $3.7 million have no expiration dates; $34 million expire beginning fiscal 2008 through fiscal 2010; and $0.8 million expire beginning fiscal 2001 through fiscal 2002. In addition, the Company has approximately $0.6 million of unutilized alternative minimum tax credits that can be carried forward indefinitely. Under U.S. tax law, certain changes in stock ownership can result in a limitation on the amount of net operating loss that can be utilized each year. Under the tax laws of the foreign countries in which the Company does business, certain changes in stock ownership can result in restrictions on the use of net operating losses. The net operating losses are potentially subject to these limitations. Approximately $1.0 million of the valuation allowance associated with net operating loss and credit carryforwards will be allocated to additional paid-in capital when realized.

A breakdown of pretax domestic and foreign income after allocation of elimination entries is as follows (in thousands):

                                                                         1995            1994               1993
-------------------------------------------------------------------------------------------------------------------
Domestic......................................................    $    (1,602)      $    (5,332)        $   (14,249)
Foreign.......................................................         11,218             9,459               3,551
-------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                               $     9,616       $     4,127         $   (10,698)
===================================================================================================================

9. EMPLOYEE PROFIT SHARING, BONUS AND BENEFIT PLANS

The Company has various profit sharing and bonus plans under which payments may be made to employees and to senior management. All payments made pursuant to the profit sharing and bonus plans are solely at the discretion of the Board of Directors. Expenses under these plans were approximately $1.8 million in 1995, $0.1 million in 1994 and $1.1 million in 1993. The Company's contributions to an employee investment plan pursuant to Section 401(k) of the Internal Revenue Code totaled approximately $0.1 million in 1995, $0.1 million in 1994 and $0.2 million in 1993.

10. FOREIGN OPERATIONS

The Company had operations in fiscal 1994 in North America (Canada and U.S.) and in Europe (the U.K., Germany, France, the Netherlands and Sweden). The Company sold its two store retail operation in the U.K. and closed its Japan operation in fiscal 1993.

The consolidated financial statements include the following significant components and the elimination of intercompany balances and transactions (in thousands):

                                                                                  1995           1994            1993
-----------------------------------------------------------------------------------------------------------------------
Assets:
  Europe...............................................................      $   116,844     $    80,805    $    71,315
  North America........................................................           44,536          41,596         44,060
  Intercompany eliminations............................................          (45,031)        (21,530)       (21,244)
-----------------------------------------------------------------------------------------------------------------------
                                                                             $   116,349     $   100,871    $    94,131
=======================================================================================================================
Sales:
  Europe...............................................................      $   263,493     $   236,109    $   234,995
  North America........................................................           99,018         113,340        107,126
  Intercompany eliminations............................................              ---            ---             (94)
-----------------------------------------------------------------------------------------------------------------------
                                                                             $   362,511     $   349,449    $   342,027
=======================================================================================================================
Income before income taxes:
  Europe...............................................................      $    11,303     $     6,489    $     7,222
  North America........................................................           (1,687)        (10,321)       (10,075)
  Intercompany eliminations and consolidating adjustments..............              ---           7,959         (7,845)
-----------------------------------------------------------------------------------------------------------------------
                                                                             $     9,616     $     4,127    $   (10,698)
=======================================================================================================================

The Company's assets located outside the United States consist primarily of cash, accounts receivable and inventories. Intercompany eliminations relating to revenues resulted primarily from sales from the parent company to its subsidiaries.

11. INTEREST EXPENSE, NET

Interest expense, net, consists of (in thousands):

                                                                             1995            1994             1993
-------------------------------------------------------------------------------------------------------------------
Interest expense.......................................................    $   2,386      $   2,283      $    2,743
Interest income........................................................         (944)          (648)         (1,395)
-------------------------------------------------------------------------------------------------------------------
  Interest expense, net                                                    $   1,442      $   1,635      $    1,348
===================================================================================================================


12. QUARTERLY DATA (UNAUDITED)

The following tables present selected quarterly data for fiscal 1995 and 1994 (in thousands, except per share data):

                                                                     Fiscal 1995 Quarters Ended
                                                     --------------------------------------------------------
                                                        Oct. 29,         Jan. 28,      Apr. 29,      July 29,
                                                         1994             1995          1995          1995
                                                     --------------------------------------------------------

   Sales...........................................   $    83,875    $    89,713   $  101,326     $    87,597
   Gross profit....................................   $    28,605    $    31,311   $   32,772     $    27,837
   Net income......................................   $     1,051    $     1,033   $    1,921     $       526
   Net income per share............................   $      0.10    $      0.10   $     0.18     $      0.05
   Market price of common stock:
     High..........................................   $      7.00    $     6 1/4   $   6  3/8     $     9 1/2
     Low...........................................   $     4 3/8    $     4 3/4   $  4 11/16     $     5 1/2

                                                                    Fiscal 1994 Quarters Ended
                                                    --------------------------------------------------------
                                                         Oct. 30,       Jan. 29,      Apr. 30,     July 30,
                                                           1993           1994        1994            1994
                                                    --------------------------------------------------------
   Sales...........................................  $    79,126    $    88,926   $   98,592     $    82,805
   Gross profit....................................  $    29,890    $    30,711   $   32,008     $    27,198
   Net income (loss)...............................  $       642    $       718   $    1,040     $      (584)
   Net income (loss) per share.....................  $      0.06    $      0.07   $     0.10     $     (0.06)
   Market price of common stock:
     High..........................................  $    12 1/2    $    12 5/8   $    9 3/8     $     6 1/2
     Low...........................................  $     5 1/2    $     6 1/2   $    5 5/8     $     3 1/4

The Company has experienced, and expects to continue to experience, fluctuations in sales and net income on a quarterly basis. These fluctuations are due to a number of factors, including seasonality, the timing of catalog mailings, the impact of new marketing or new business development programs, and currency fluctuations.

13. BUSINESS RESTRUCTURING

The 1993 results include pretax charges of $16.5 million ($14.9 million after taxes or $1.57 per share) for the estimated costs of closing or selling unprofitable operations, disposing of poorly performing assets, revaluing certain fixed assets, writing down inventories to net realizable values, and providing for severance costs related to the strategic restructuring of the management organization. These costs are identified as "Provision for business restructuring" in the Company's financial statements.

The accrued restructuring costs balance, identified in Note 4 - Accrued Liabilities, is analyzed as follows (in thousands):

                                                                               1995           1994            1993
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                               $     754       $   3,145       $     269
Deductions for costs of facilities closed in fiscal 1989 restructuring...        ---            (201)            (68)
Accruals in fiscal 1993 for current portion of estimated future costs
  of fiscal 1993 restructuring...........................................        ---             ---           2,944
Accrued restructuring cost balances reclassified from long-term debt
  and other liabilities..................................................        ---             840             ---
Deductions for cash expenses of severance, benefits, relocations, facility moves, and software changes, etc. as provided for in the
  business restructuring in fiscal 1993..................................       (521)         (3,030)            ---
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                     $     233       $     754       $   3,145
====================================================================================================================

The deductions in fiscal 1995 and 1994 for cash expenses provided for in the business restructuring in fiscal 1993 include the following items (in thousands):

                                                                                    1995            1994
----------------------------------------------------------------------------------------------------------
Severance, benefits, and related costs........................                  $    362         $   1,554
Costs to move Inmac S.A. (France).............................                       ---               374
Costs to move Inmac A.B. (Sweden).............................                       ---               338
U.S. relocation costs.........................................                       159               223
Hiring, training, and outplacement............................                       ---                96
Software changes necessitated by new operating structure......                       ---                99
Other.........................................................                       ---               346
----------------------------------------------------------------------------------------------------------
                                                                                $    521         $   3,030
==========================================================================================================

                         Report of Independent Auditors

The Board of Directors and Stockholders
Inmac Corp.:

We have audited the accompanying consolidated balance sheets of Inmac Corp. and subsidiaries as of July 29, 1995, and July 30, 1994, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended July 29, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inmac Corp. and subsidiaries as of July 29, 1995 and July 30, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended July 29, 1995, in conformity with generally accepted accounting principles.

San Jose, California
September 11, 1995

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL  DISCLOSURE

This item is not applicable to the Company.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

 The directors and executive officers of the Company as of October 1, 1995 are as follows:

           NAME                            AGE                   POSITION WITH THE COMPANY
-------------------------                  ---      -------------------------------------------------------
William P. Doolittle (1)                    77      Director
John R. Emrick (1)                          53      Director
Robert L. Katz (2)                          69      Director
John B. Mumford (2)                         52      Director
Kenneth A. Eldred (3)                       52      Chairman of the Board of Directors and Secretary
Jeffrey A. Heimbuck (3)                     49      President, Chief Executive Officer and Director
Bennet Goldberg                             41      Executive Vice President, Worldwide Marketing
Margo M. Hart                               50      Vice President, Human Resources
Raymond E. Nystrom                          51      Vice President, Finance, Chief Financial Officer, Vice
                                                    President, General Manager North American Operations

(1)  Member, Executive Compensation Committee.
(2)  Member, Audit Committee.
(3)  Member, Stock Option Committee.

All directors hold office until the next annual meeting of stockholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

William P. Doolittle has served as a director since December 1983. He retired from Hewlett-Packard Company in April 1983, where he had been employed for over 36 years, most recently as Senior Vice President, International, and had served as a member of the Hewlett-Packard board of directors for 12 years.

John R. Emrick has served as a director of the Company since April 1977. Mr. Emrick has been Chairman of the Board of Norm Thompson Outfitters, Inc., a direct mail marketer of consumer products, since 1988 and has been a director since 1969. He has also served Norm Thompson Outfitters, Inc. as President from 1971 to 1989 and as Chief Executive Officer from 1974 to 1992.

Robert L. Katz has served as a director of the Company since April 1986. Since 1953, he has been President of Robert L. Katz & Associates, consultants on corporate strategy. He served as Chairman of the Board and Chief Executive Officer of Citizens Holdings, Inc., a bank holding company, from 1986 to 1991. Mr. Katz is a director of Newell Co., a consumer hardware and housewares manufacturer.

John B. Mumford has served as a director since inception of the Company in 1976. Since 1972, he has served as President, and is a founder, of Crosspoint Corporation, which is involved in various investment and venture capital activities. He has also been a Managing General Partner of Crosspoint Venture Partners, a venture capital partnership fund, since 1982. Mr. Mumford is a director of the Office Depot, an office supply distributor, and Hello Direct, Inc., a direct response marketer of telecommunications equipment.

Kenneth A. Eldred, a co-founder of the Company, served as Chief Executive Officer until November 1994, as a director since the Company's inception in 1976, and as Chairman of the Board since September 1992. He served as President of the Company until September 1992. Prior to co-founding Inmac, Mr. Eldred was, from 1973 to 1975, Vice President of Marketing for Robind Corporation, a manufacturer of binding products.

Jeffrey A. Heimbuck was appointed Chief Executive Officer and President in November 1994 and was previously Chief Operating Officer and President. Mr. Heimbuck has been a director of the Company since September 1992. Prior to joining Inmac, Mr. Heimbuck was, from 1988 to 1992, President of Quantum Commercial Products, a division of Quantum Corporation responsible for value added products, commercial and industrial distribution, and direct response. Quantum Corporation manufactures and sells hard drives and related products. Prior to this, Mr. Heimbuck held various positions within the personal computer industry and in the packaged goods industry.

Bennet R. Goldberg joined the Company as Executive Vice President, Worldwide Marketing in October 1993. From 1985 until joining Inmac, he held several management positions with Quantum Corporation, most recently as Vice President, International. Quantum Corporation manufactures and sells hard drives and related products. Mr. Goldberg was with the International Division of Atari and with American Can Company prior to joining Quantum Corporation.

Margo M. Hart joined Inmac as Vice President, Human Resources in August 1993. From 1987 to 1992 she was Director of Corporate Human Resources for Apple Computer. Prior to that, Ms. Hart was Director, Human Resources at Micro Focus, a software company, headquartered in the U.K. Ms. Hart also worked as a consultant and at Control Data Corporation from 1970 to 1980 in various senior Human Resource positions.

Raymond E. Nystrom joined the Company as Corporate Controller in September 1983 and also held the positions of Treasurer and Worldwide Director of Finance before being promoted to U.S. General Manager in April 1994. In November 1994, Mr. Nystrom became Vice President, General Manager of North American Operations. In July 1995, Mr. Nystrom was appointed Vice President of Finance, Chief Financial Officer in addition to his Vice President, General Manager of North American Operations responsibilities. Prior to joining Inmac, Mr. Nystrom held various finance and accounting positions with Hewlett-Packard Company.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended July 29, 1995, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 11.       EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth, for the three fiscal years ended July 29, 1995, certain compensation information with respect to the Chief Executive Officer and each of the four other most highly compensated executive officers who were serving as executive officers as of July 29, 1995 and one former executive officer who was not serving as an executive officer as of July 29, 1995, but who, if he had been serving, would have been among the five most highly compensated officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                    ANNUAL COMPENSATION                  AWARDS
                                          -----------------------------------      ------------------
        NAME AND                                                    OTHER ANNUAL       SECURITIES        ALL OTHER
        PRINCIPAL                                          BONUS    COMPENSATION       UNDERLYING      COMPENSATION
        POSITION                     YEAR    SALARY($)    ($) (1)     ($) (2)        OPTIONS (#) (3)      ($) (4)
        ---------                   ------  -----------   -------     -------        ---------------      -------
 Kenneth A. Eldred(5)                1995     313,360     130,000      12,075               --             2,817
  Chairman of the Board,             1994     277,750        --        12,137               --             2,545
  Secretary and Former Chief         1993     300,200     154,190       9,974             60,000           2,698
  Executive Officer

 Jeffrey A. Heimbuck(6)              1995     319,820     187,500      11,862             50,000           2,772
  President and Chief                1994     258,846      41,000      21,900               --             2,547
  Executive Officer                  1993     265,962     161,625      19,660            500,000            --

 Bennet R. Goldberg(7)               1995     196,452     122,500       7,410            105,000         114,163
  Executive Vice President,          1994     124,986      20,000      10,260            125,000             278
  Worldwide Marketing

Raymond E. Nystrom(8)                1995     146,343      50,000        --               10,000           1,567
  Vice President, Finance, Chief     1994     130,014      14,000        --                4,750           1,875
  Financial Officer and Vice         1993     125,927      47,586        --               30,000(9)        3,265
  President of North American
  Operations

Margo M. Hart(10)                    1995     142,640      58,400        --               40,000          46,524
  Vice President, Human              1994     123,659       8,400        --               50,000            --
  Resources

 Michael J. Waide(11)                1995     188,490      42,000       7,410             20,000           2,975
  Former Vice President, Finance     1994     184,333      42,300      13,680             10,000           1,953
  and Administration, Chief          1993     174,395      71,704      13,680            129,950(12)       3,770
  Financial Officer and
  Secretary

-------------------------------------------
(1) Bonus represents amount paid or accrued for services performed for the applicable fiscal year.
(2) Executive officers' Other Annual Compensation consists of imputed income from the use of a Company owned automobile or an automobile allowance.
(3)  The Company has awarded no stock appreciation rights ("SAR's").
(4) All Other Compensation consists of Company match on 401(k) plan contributions, except for Mr. Goldberg and Ms. Hart, whose All Other Compensation also includes a compensation element associated with stock option grants which provided for exercise prices below fair market value of the common stock on the date of grant.
(5) Mr. Eldred stepped down from his responsibilities as Chief Executive Officer in November 1994.
(6)  Mr. Heimbuck was appointed Chief Executive Officer in November 1994.
(7)  Mr. Goldberg joined the Company in October 1993.
(8) Mr. Nystrom became an executive officer of the Company upon his appointment as Vice President, Finance and Chief Financial Officer in July 1995.
(9) Mr. Nystrom's option grant in fiscal 1993 includes the repricing of 17,950 options originally granted prior to fiscal 1993.
(10) Ms. Hart joined the Company in August 1993.
(11) Mr. Waide tendered his resignation from the Company in July 1995.
(12) Mr. Waide's option grant in fiscal 1993 includes the repricing of 94,950 options originally granted prior to fiscal 1993.

                   STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS
                           DURING THE LAST FISCAL YEAR

The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were awarded to the Named Executive Officers during fiscal 1995.

                                      OPTION GRANTS IN LAST FISCAL YEAR
                                      ---------------------------------

                                               INDIVIDUAL GRANTS
                           --------------------------------------------------------
                                                                                          POTENTIAL REALIZABLE
                                             % OF TOTAL                                     VALUE AT ASSUMED
                              NUMBER OF        OPTIONS                                    ANNUAL RATES OF STOCK
                              SECURITIES     GRANTED TO     EXERCISE                     PRICE APPRECIATION FOR
                              UNDERLYING      EMPLOYEES      OR BASE                       OPTION TERM ($) (2)
                               OPTIONS        IN FISCAL       PRICE      EXPIRATION   ---------------------------
             NAME           GRANTED (#)(1)      YEAR         ($/SH)         DATE           5%            10%
             ----           --------------      ----         ------         ----           --            ---
    Kenneth A. Eldred             --             --            --             --           --             --
    Jeffrey A. Heimbuck         50,000          15.08         4.75         2/14/05      149,362        378,514
    Bennet R. Goldberg          75,000          22.62         3.25         2/14/05      336,544        680,271
    Bennet R. Goldberg          30,000           9.05         4.75         2/14/05       89,617        227,108
    Raymond E. Nystrom          10,000           3.02         4.75         2/14/05       29,872         75,703
    Margo M. Hart               30,000           9.05         3.25         2/14/05      134,617        272,108
    Margo M. Hart               10,000           3.02         4.75         2/14/05       29,872         75,703
    Michael J. Waide            20,000           6.03         4.75         2/14/05       59,745        151,406

    -----------------------
(1)  The Company has awarded no SAR's.
(2) Fair market value of stock on grant date compounded annually at the rate indicated in the column heading for the option term less the total exercise price. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. The actual value realized, if any, may vary significantly from the values reflected in this table.

The following table sets forth certain information on options exercised during the last fiscal year and options held at fiscal year end by the Named Executive Officers.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT JULY 29, 1995 (1)
                   --------------------------------------------------------------------------------------

                                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                 SHARES                           UNDERLYING UNEXERCISED             IN-THE-MONEY
                                ACQUIRED                        OPTIONS AT JULY 29, 1995(#)   OPTIONS AT JULY 29, 1995($)(2)
                                   ON            VALUE        ------------------------------     --------------------------
             NAME              EXERCISE(#)     REALIZED ($)    EXERCISABLE     UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
             ----              -----------     ------------   -------------    -------------     -----------  -------------
   Kenneth A. Eldred               --              --             51,250            8,750          290,844        49,656
   Jeffrey A. Heimbuck           10,980           23,332         152,561          251,460          907,554     1,441,572
   Bennet R. Goldberg             3,125           10,742          52,083          174,792           84,635       689,428
   Raymond E. Nystrom              --              --              9,341           17,509           52,852        86,716
   Margo M. Hart                   --              --             24,999           65,001           61,585       282,165
   Michael J. Waide                --              --             83,909           36,135          483,013       163,501

   -------------------------
(1)  The Company has awarded no SAR's.
(2) Difference between the fair market value of the underlying common stock and the exercise price, for in-the-money options, on July 29, 1995.

                            COMPENSATION OF DIRECTORS

Each of the Company's outside directors receives a fee of $8,000 per year, payable in quarterly installments, plus expenses incurred, if any, to attend Board and Committee meetings. Directors also receive stock options granted pursuant to the 1988 Directors' Stock Option Plan. See "1988 Directors' Stock Option Plan" below.

                    MANAGEMENT BONUS AND PROFIT SHARING PLANS

In July 1994, the Company's Board of Directors adopted an Executive Bonus Plan (the "Bonus Plan") for fiscal 1995 for senior managers, including the Company's executive officers, pursuant to which cash bonuses were awarded to employees based upon the Company's profits and certain other criteria specific to each eligible individual. The Board of Directors, which administers the Bonus Plan, established overall corporate performance objectives expressed either in terms of operating profit and net sales growth or in terms of net income. The Company's Profit Sharing Plan includes all permanent employees who, as of July 29, 1995, were not eligible for the Bonus Plan and had completed at least three months of service with the Company.

Payments made pursuant to the Bonus and Profit Sharing Plan are completely at the discretion of the Company's Board of Directors. The fiscal 1995 accrual for the Bonus and Profit Sharing Plans was $1.8 million.

                        1988 DIRECTORS' STOCK OPTION PLAN

The Company's 1988 Directors' Stock Option Plan, as amended in December 1992 (the "Directors' Plan"), was originally adopted in October 1988 and approved by the Company's stockholders in December 1988. A total of 70,000 shares of Common Stock are reserved for issuance under the Directors' Plan. Only those Directors who are not employees of the Company ("Outside Directors") are eligible to participate in the Directors' Plan. All four of the Company's Outside Directors are eligible to participate in the Directors' Plan.

The Directors' Plan provides that each Outside Director shall receive a grant of an option to purchase 2,000 shares of Common Stock (the "First Option") on the date they first become an Outside Director, at the fair market value of the stock on such date. Such shares shall vest cumulatively as to 6/48ths of the shares after six months of continuous service and as to 1/48th of the shares for each full month of continuous service thereafter. Each Outside Director shall receive annually an automatic subsequent grant of an option to purchase 2,000 shares of Common Stock (the "Subsequent Option") at the fair market value of the stock on the first day of every fiscal year of the Company. The Subsequent Option shall vest cumulatively as to 6/48ths of the shares after six months of continuous service and as to 1/48th of the shares for each full month of continuous service thereafter. All of the options will have a ten-year term, provided that the Optionee remains an Outside Director.

The fair market value per share is the last reported sale price for the Common Stock as of the last trading day immediately preceding the date of grant as reported by The Nasdaq National Market.

As of July 29, 1995, options to purchase an aggregate of 30,000 shares were outstanding under the Directors' Plan. Mr. Doolittle had options to purchase an aggregate of 10,000 shares of Common Stock at a weighted average exercise price of $4.7375 per share. Mr. Katz had options to purchase an aggregate of 8,000 shares of Common Stock at a weighted average exercise price of $4.2656. Messrs. Mumford and Emrick each had options to purchase an aggregate of 6,000 shares of Common Stock at a weighted average exercise price of $4.5208 per share. Mr. Katz also received nonqualified options pursuant to the Company's 1983 Incentive Stock Option Plan to purchase 15,000 shares of Common Stock at $6.00 per share on July 23, 1991 (subsequently repriced to $3.25 per share on October 6, 1992) as compensation for consulting services.

                             1992 STOCK OPTION PLAN

The Company's 1992 Stock Option Plan (the "1992 Option Plan") was adopted by the Board of Directors in 1992 and approved by the stockholders in December 1992. At July 29, 1995 there were options outstanding under the 1992 Option Plan to purchase 1,110,944 shares of Common Stock at a weighted average exercise price of $4.5372 per share, options to purchase 307,339 shares had been exercised, and 131,717 shares remained available for future grant. In June 1993 the Board established a Stock Option Committee composed of Kenneth A. Eldred and Jeffrey
A. Heimbuck. The Stock Option Committee is authorized to grant options to employees subject to a maximum limit and ultimate ratification of such option grants by the Board of Directors.

The 1992 Option Plan permits the grant of both "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or its applicable regulations) and nonqualified stock options. The exercise price for incentive stock options granted under the 1992 Option Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price for nonqualified options granted under the 1992 Option Plan shall be determined by the Board or a Committee thereof. The maximum term of every option granted thereunder is ten (10) years. Employees, including officers of the Company and its subsidiaries, may receive incentive stock options or nonqualified stock options. Consultants who are not also employees may only receive nonqualified stock options. With respect to an incentive stock option granted to any participant possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company on the date of grant, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant, and the term may be no longer than five (5) years. In the event of a merger or a sale of substantially all of the assets of the Company where the successor corporation elects not to assume each outstanding option or issue an equivalent option, the administrator shall provide for the Optionee to have the right to exercise the option, including shares that may not otherwise be exercisable.

                        1983 INCENTIVE STOCK OPTION PLAN

The Company's 1983 Incentive Stock Option Plan (the "1983 Option Plan") was adopted by the Board of Directors in October 1983 and approved by the Company's stockholders in December 1983. A total of 1,800,000 shares of Common Stock are reserved for issuance under the 1983 Option Plan. At July 29, 1995 there were options outstanding under the 1983 Option Plan to purchase 379,818 shares of Common Stock at a weighted average exercise price of $3.3155 per share, and options to purchase 1,314,106 shares had been exercised. The 1983 Option Plan expired in October 1993, therefore, no options remain available for future grant. In the event of a merger or a sale of substantially all of the assets of the Company where the successor corporation elects not to assume each outstanding option or issue an equivalent option, the Board of Directors shall at their sole discretion determine if the Optionee shall have the right to exercise the option, including shares that may not otherwise be exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock on July 29, 1995, as to (a) each person known by the Company to beneficially own five percent or more of the outstanding shares of its Common Stock, (b) each of the directors, (c) each of the Named Executive Officers, and (d) all directors and executive officers as a group.

                                                                                     BENEFICIAL OWNERSHIP OF
                                                                                          COMMON STOCK
                                                                                          ------------

      DIRECTORS, OFFICERS, AND FIVE PERCENT                                     NUMBER OF         APPROXIMATE
                 STOCKHOLDERS(1)                                                 SHARES          PERCENT OWNED
                 ---------------                                                 ------          -------------
         Kenneth A. Eldred(2)                                                   3,188,099              30.35%
           2465 Augustine Drive
           Santa Clara, CA 95050

         John B. Mumford(3)                                                       556,881               5.33%
           One First Street, Suite 2
           Los Altos, CA 94022

         Dimensional Fund Advisors Inc.(4)                                        527,000               5.04%
           1299 Ocean Avenue, Suite 1100
           Santa Monica, CA 90401

         John R. Emrick(5)                                                        267,000               2.55%

         Jeffrey A. Heimbuck(6)                                                   248,714               2.34%

         Bennet R. Goldberg(7)                                                     92,915                 *

         Michael J. Waide(8)                                                       84,117                 *

         Margo M. Hart(9)                                                          43,124                 *

         Robert L. Katz(10)                                                        30,623                 *

         William P. Doolittle(11)                                                  26,623                 *

         Raymond E. Nystrom(12)                                                    12,630                 *

         All executive officers and directors as a group
           (9 persons) (13)                                                     4,466,609              41.15%

---------------------
*  Represents less than 1% of the outstanding shares of Common Stock.

 (1) The persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

 (2) Includes 368,184 shares for which Mr. Eldred acts as trustee and as to which he disclaims beneficial ownership. Includes 53,750 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

 (3) Includes 391,341 shares for which Mr. Mumford acts as trustee and as to which he disclaims beneficial ownership. Includes 3,040 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

 (4) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to beneficially own 527,000 shares as of July 29, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, the DFA Investment Trust Company, a registered open-end investment company, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of such shares.

 (5) Includes 60,460 shares for which Mr. Emrick's spouse acts as custodian and as to which Mr. Emrick disclaims beneficial ownership. Includes 3,040 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

 (6) Includes 171,310 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

 (7) Includes 92,915 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

 (8) Includes 84,117 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

 (9) Includes 43,124 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

 (10) Includes 19,623 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

 (11) Includes 6,623 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

(12) Includes 10,430 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.

(13) Includes 403,855 shares issuable upon exercise of options exercisable within 60 days of July 29, 1995.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement until August 1, 1997, with Jeffrey A. Heimbuck, President and Chief Executive Officer, whereby he will receive a salary of $375,000 per year subject to annual review. He is eligible to participate in the Executive Bonus Plan. If the market price of the Company's Common Stock exceeds a predetermined level for a period of twenty consecutive trading days, the term required for full vesting of his stock options will decrease from five years to four years. The Company has agreed that if his employment is terminated for any reason except cause, he will receive a severance payment equal to his salary for up to twelve months.

The Company has entered into Executive Severance Agreements until July 31, 1996 with Messrs. Goldberg and Nystrom and with Ms. Hart whereby they will receive their base salaries of $225,000, $202,400 and $146,000, respectively, per year, subject to periodic review by the Board of Directors. They are eligible to participate in the Executive Bonus Plan. If they are involuntarily terminated without cause, they will receive severance payments equal to their monthly base salaries until they obtain new employment, for up to twelve months (nine months for Ms. Hart) following the date of their termination. In addition, they will receive the same severance payments if, following a change in control of the Company, certain events occur without their prior written consent (such as a significant geographical relocation or a reduction in their responsibilities, perquisites, base salaries, or benefits).

With respect to Messrs. Heimbuck, Goldberg and Nystrom and Ms. Hart, each will receive automatic acceleration of unvested options granted from either the 1992 Stock Option Plan or the 1983 Incentive Stock Option Plan in the event of a change in control of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report.

        1. Financial Statement Schedule. For the three years ended July 29, 1995, Independent Auditors' Report on Financial Statement Schedule and Consent.

        Other schedules not included here are not applicable to the Company.

        Schedule II--Valuation and Qualifying Accounts. A schedule of the allowance for returns and doubtful accounts is presented below:

                                                                        Additions
                                                        Balance at      Charged to       Charges         Balance at
                                                        Beginning       Costs and          Add              End
                                                         of Year        Expenses         (Deduct)         of Year
                                                       -------------------------------------------------------------
    Amounts deducted from assets to which
     they apply:

    Fiscal year ended July 31, 1993:
     Allowance for returns and
     doubtful receivables:                              $  3,428       $   1,273         $ (1,265)      $     3,436

    Fiscal year ended July 30, 1994:
     Allowance for returns and
     doubtful receivables:                              $  3,436       $     424         $ (1,363)      $     2,497

    Fiscal year ended July 29, 1995:
     Allowance for returns and
     doubtful accounts:                                 $  2,497       $     376         $   (946)      $     1,927

                     Report on Financial Statement Schedule
                       and Consent of Independent Auditors

The Board of Directors and Stockholders
Inmac Corp.:

The audits referred to in our report dated September 11, 1995, included the related consolidated financial statement schedule as of July 29, 1995, and for each of the years in the three-year period ended July 29, 1995, included in the registration statement. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statement on Form S-8 of Inmac Corp. of our report dated September 11, 1995, relating to the consolidated balance sheets of Inmac Corp. and subsidiaries as of July 29, 1995, and July 30, 1994, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended July 29, 1995, and the related consolidated financial statement schedule, which reports appear in this July 29, 1995, annual report on Form 10-K of Inmac Corp.

San Jose, California
October 13, 1995

    2. Exhibits. The exhibits listed in Item 14(c) are filed as part of this Annual Report.

(b) Reports on Form 8-K.

    None.

(c) Exhibits.

   Exhibit
   Number                                          Description
   ------                                          -----------

    3.0*                              Form of Certificate of Incorporation of
                                      Registrant.

    3.1*                              Form of By-laws of Registrant.

   10.1** 1983 Incentive Stock Option Plan as amended and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement as amended.

   10.2*                              Inmac Employee Investment Plan.

   10.3+ Commercial lease dated October 25, 1988 between Registrant and John Arrillaga Separate Property Trust & Richard T. Peery Separate Property Trust covering property located at 2465 Augustine Drive, Santa Clara, California.

   10.4+ Commercial lease dated October 25, 1988 between Registrant and John Arrillaga Separate Property Trust & Richard T. Peery Separate Property Trust covering property located at 2475 Augustine Drive, Santa Clara, California, as amended.

   10.7#                              1988 Directors' Stock Option Plan as
                                      amended.

   10.14# English language summary and commercial lease dated April 1, 1992 between Registrant and Mrs. Josefina Soto Flores covering property located at Calle Octava Num. 294 Altos, Zona Centro, Tijuana, Mexico.

   10.16* Commercial lease between Inmac (UK) Limited and Barratt Properties Limited covering property located at Bracknell, United Kingdom.

   10.21++ Commercial lease between Inmac Inc. and Everlast Construction Company Limited and Ben-Ted Construction Limited for property located at Mississauga, Ontario, Canada.

   10.23*** Commercial lease between Registrant and East Kilbride Development Corporation covering property located at Kelvin Industrial Estate, East Kilbride, Scotland.

   10.24+ Commercial lease dated September 9, 1988 between Registrant and Reuten Associates covering property located at 4 Reuten Drive, Borough of Closter, New Jersey.

   10.27+++ Commercial lease dated November 19, 1990 between Registrant and SUMA (Norwest) Limited covering property located at Manor Park, Runcorn, Cheshire, United Kingdom.

   10.35#                             The 1992 Incentive Stock Option Plan.

   10.36#                             Amendment to the 1992 Incentive Stock
                                      Option Plan.

   10.37## Commercial lease dated March 29, 1993 covering property located in Irving, Texas.

   10.39## Commercial lease dated September 1991 for property located at Frankfurter StraBe 103, 6096 Florsheim.

   10.40### Commercial lease dated July 31, 1993 for property located in Mitry Mory, France.

   10.41### Commercial lease dated September 1, 1993 for property located in Smedjebacken, Sweden.

   10.42### Commercial lease dated September 1, 1993 for property located in Solna, Sweden.

   10.43### Credit agreement dated February 25, 1994 between Registrant and Bank of Montreal.

   10.44 Note Agreement dated June 29, 1995, between Registrant and The Prudential Insurance Company of America

   10.45 Form of Note Agreement dated June 29, 1995 between Registrant and The Prudential Insurance Company of America.

   10.46 Guaranty Agreement dated June 29, 1995, between Registrant and The Prudential Insurance Company of America.

   10.47 Subsidiary Guaranty Agreement dated June 29, 1995, between Registrant and The Prudential Insurance Company of America.

   10.48 Common Stock Purchase Warrant Agreement dated June 29, 1995, between the Registrant and the Prudential Insurance Company of America.

   10.49 Credit Agreement dated June 29, 1995, between Registrant and ABN AMRO Bank N.V.

   11.0                               Statement of Computation of Net Income Per
                                      Share.

   21.0###                            Subsidiaries of Registrant.

   23.0                               Consent of Independent Auditors.

   24.0                               Power of Attorney.

   27.0                               Financial Data Schedule

* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-8646) which became effective October 17, 1986.

** Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, S-3 (No. 33-9268) which became effective March 18, 1987 and to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 33-37616) which became effective November 5, 1990.

*** Incorporated by reference to Form 10-K filed for the year ended July 30, 1988.

+ Incorporated by reference to Form 10-K filed for the year ended July 29, 1989.

++ Incorporated by reference to Form 10-K filed for the year ended July 28, 1990.

+++ Incorporated by reference to Form 10-K filed for the year ended July 27, 1991.

# Incorporated by reference to Form 10-K filed for the year ended July 25, 1992.

## Incorporated by reference to Form 10-K filed for the year ended July 31, 1993.

### Incorporated by reference to Form 10-K filed for the year ended July 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        INMAC CORP.

Dated:  October 17, 1995                          By:   /s/JEFFREY A. HEIMBUCK
      ------------------------                        -----------------------
                                                           Jeffrey A. Heimbuck

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey A. Heimbuck and Raymond E. Nystrom, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

        SIGNATURE                                       TITLE                                    DATE
-----------------------------         ------------------------------------------           ----------------

/s/KENNETH A. ELDRED                  Chairman of the Board of Directors                   October 17, 1995
--------------------                  and Secretary                                        ----------------
Kenneth A. Eldred

/s/JEFFREY A. HEIMBUCK                President, Chief Executive Officer                   October 17, 1995
----------------------                and Director                                         ----------------
Jeffrey A. Heimbuck

/s/RAYMOND E. NYSTROM                 Chief Financial Officer, Chief Accounting            October 17, 1995
---------------------                 Officer and Vice President North America             ----------------
Raymond E. Nystrom                    Operations

/s/WILLIAM P. DOOLITTLE               Director                                             October 17, 1995
---------------------                                                                      ----------------
William P. Doolittle

/s/JOHN R. EMRICK                     Director                                             October 17, 1995
---------------------                                                                      ----------------
John R. Emrick

/s/ROBERT L. KATZ                     Director                                             October 17, 1995
---------------------                                                                      ----------------
Robert L. Katz

/s/JOHN B. MUMFORD                    Director                                             October 17, 1995
---------------------                                                                      ----------------
John B. Mumford

                                                     INDEX TO EXHIBITS
                                                     -----------------

Page No.                   Exhibit No.                Exhibit
--------                   -----------                -------

                           10.44                      Note Agreement dated June 29, 1995, between Registrant and The
                                                      Prudential Insurance Company of America

                           10.45                      Form of Note Agreement dated June 29, 1995 between Registrant and The
                                                      Prudential Insurance Company of America.

                           10.46                      Guaranty Agreement dated June 29, 1995, between Registrant and The
                                                      Prudential Insurance Company of America.

                           10.47                      Subsidiary Guaranty Agreement dated June 29, 1995, between Registrant and The Prudential Insurance Company of America.

                           10.48                      Common Stock Purchase Warrant Agreement dated June 29, 1995, between the Registrant and the Prudential Insurance Company of America.

                           10.49                      Credit Agreement dated June 29, 1995, between Registrant and ABN AMRO
                                                      Bank N.V.

                           11.0                       Statement of Computation of Net Income Per Share

                           27.0                       Financial Data Schedule