Form 10-Q
period 1995-10-28
INMAC CORP
filed 1995-12-08
CIK 801121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended   OCTOBER 28, 1995   , or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________.

                         Commission File Number 0-16394

                                   INMAC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                          94-2358985
             -------------------------------         --------------------
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

                                  YES   X    NO
                                      -----     -----
         The number of shares outstanding of the Registrant's Common Stock on November 30, 1995 was 10,578,873.

                           --------------------------

          This document consists of 11 pages of which this is Page 1.

================================================================================

                                   INMAC CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

ITEM          DESCRIPTION                                                        PAGE

PART I -- FINANCIAL INFORMATION

1.         Condensed Consolidated Financial Statements

           a) Condensed Consolidated Balance Sheets as of October 28,
                 1995 and July 29, 1995.......................................      3

           b) Condensed Consolidated Statements of Income for
                 the Three Months Ended October 28, 1995 and
                 October 29, 1994 ............................................      4

           c)  Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended October 28, 1995 and
                 October 29, 1994 ............................................      5

           d) Notes to Condensed Consolidated Financial Statements............      6

2.         Management's Discussion and Analysis of Financial
              Condition and Results of Operations

           Financial Condition ...............................................      7

           Results of Operations  ............................................      8

           Liquidity and Capital Resources ...................................      8

           Recent Developments................................................      9

           Future Results.....................................................      9

PART II -- OTHER INFORMATION

Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. - Exhibits and Reports on Form 8-K....................................      9

SIGNATURE.....................................................................     10

                                                                          Part I
                                                                         Item 1a

                         PART I -- FINANCIAL INFORMATION
                          INMAC CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                       OCTOBER 28, 1995 AND JULY 29, 1995

                                 (IN THOUSANDS)

                                                      October 28,         July 29,
                                                          1995             1995
                                                      -----------        ---------
ASSETS

 Current assets:
   Cash and cash equivalents                           $  10,548         $  21,165
   Receivables, net of allowances                         54,974            48,745
   Inventories                                            28,321            27,924
   Prepaid expenses and other current assets               8,569             8,055
                                                       ---------         ---------
     Total current assets                                102,412           105,889

 Property, plant and equipment, net                        7,791             8,402

 Other assets                                              1,797             2,058
                                                       ---------         ---------
     Total assets                                      $ 112,000         $ 116,349
                                                       =========         =========


LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                    $  24,379         $  19,528
   Accrued liabilities                                    20,464            17,554
   Bank debt and other liabilities                           334            11,643
   Income taxes                                            2,878             3,902
                                                       ---------         ---------
     Total current liabilities                            48,055            52,627

 Long-term debt and other liabilities                     20,520            20,883

 Stockholders' equity:
   Common stock                                           16,669            16,292
   Retained earnings                                      28,286            27,184
   Cumulative translation adjustments                     (1,530)             (637)
                                                       ---------         ---------
     Total stockholders' equity                           43,425            42,839

     Total liabilities and stockholders' equity        $ 112,000         $ 116,349
                                                       =========         =========



See accompanying notes to condensed consolidated financial statements.

                                                                          Part I
                                                                         Item 1b

                          INMAC CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                      OCTOBER 28, 1995 AND OCTOBER 29, 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended
                                                         ----------------------------
                                                         October 28,      October 29,
                                                            1995             1994
                                                         -----------      -----------
Sales                                                      $90,404          $83,875

Cost of sales                                               60,900           55,270
                                                           -------          -------

  Gross profit                                              29,504           28,605

Selling, general, and administrative expenses               27,028           26,063
                                                           -------          -------

  Operating income                                           2,476            2,542

Interest expense, net                                          510              364
                                                           -------          -------

  Income before income taxes                                 1,966            2,178

Income taxes                                                   864            1,127
                                                           -------          -------

  Net income                                               $ 1,102          $ 1,051
                                                           =======          =======

Net income per common and common equivalent share          $  0.10          $  0.10
                                                           =======          =======

Weighted average common and common equivalent
shares outstanding                                          11,143           10,671
                                                           =======          =======




See accompanying notes to condensed consolidated financial statements.

                                                                          Part I
                                                                         Item 1c

                          INMAC CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                      OCTOBER 28, 1995 AND OCTOBER 29, 1994

                                 (IN THOUSANDS)

                                                                                      Three Months Ended
                                                                                -----------        -----------
                                                                                October 28,        October 29,
                                                                                   1995               1994
                                                                                -----------        -----------
Cash flows from operating activities:
  Net income                                                                     $  1,102           $  1,051
  Adjustments to reconcile net income to net cash provided by operating activities:
    Allowance for returns and doubtful receivables                                     57                154
    Depreciation and amortization                                                     750              1,250
    (Gain) / Loss on disposal of property, plant and equipment                        (11)                53
    Translation adjustment                                                           (732)             1,375
    Change in operating assets and liabilities:
      Receivables                                                                  (6,286)            (5,622)
      Inventories                                                                    (397)               920
      Prepaid expenses and other current assets                                      (514)            (2,402)
      Accounts payable and accrued liabilities                                      7,761             11,035
      Income taxes                                                                 (1,142)               371
      Other assets                                                                    261                 60
                                                                                 --------           --------
        Net cash provided by operating activities                                     849              8,245
                                                                                 --------           --------
Cash flows from investing activities:
    Purchases of property, plant, and equipment                                      (145)              (835)
    Proceeds from sales of property and equipment                                      17                 67
                                                                                 --------           --------
      Net cash used in investing activities                                          (128)              (768)
                                                                                 --------           --------
Cash flows from financing activities:
    Short -term bank borrowings and repayments                                    (11,268)            (6,151)
    Principal payments under capital lease obligations                               (118)               (35)
    Proceeds from sale of common stock                                                377                124
                                                                                 --------           --------
      Net cash used by financing activities                                       (11,009)            (6,062)
                                                                                 --------           --------
Effect of exchange rate changes on cash                                              (329)               237
                                                                                 --------           --------
Net increase (decrease) in cash and cash equivalents                              (10,617)             1,652
Cash and cash equivalents at beginning of year                                     21,165              2,992
                                                                                 --------           --------
Cash and cash equivalents year-to-date                                           $ 10,548           $  4,644
                                                                                 ========           ========
Supplemental disclosures of cash flow information:
Cash paid year-to-date for:

    Interest                                                                     $    592           $    263
                                                                                 ========           ========
    Income taxes                                                                 $  2,498           $    689
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

     It is suggested that these interim statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's Annual Report (Commission File Number 0-16394) filed on Form 10-K for the fiscal year ended July 29, 1995.

     Results of operations for the first quarter ended October 28, 1995 are not necessarily indicative of results to be achieved for the full fiscal year.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     Inventories are summarized as follows (in thousands):

                                                      October 28,        July 29,
                                                         1995              1995
                                                         ----              ----
     Raw materials and  manufacturing supplies          $ 1,472          $ 1,621
     Finished goods                                      26,849           26,303
                                                        -------          -------
                                                        $28,321          $27,924
                                                        =======          =======

3.   Income Per Share

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

                                                                          Part I
                                                                          Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash and cash equivalent balances decreased by $10.6 million since July 29, 1995 reflecting the reduction in short term bank borrowings of $11.3 million. Operating activities in the first quarter of fiscal 1996 provided $0.8 million in cash and $0.1 million was used in investing activities. In addition, exchange rates had a $0.3 million unfavorable effect on cash balances.

Receivables, net of allowances, increased by $6.2 million since July 29, 1995 and are $2.1 million higher than the same quarter-end last year. This increase is due to greater sales volume this year, particularly at quarter-end. Accounts receivable days of sales outstanding at October 28, 1995 are higher than at July 29, 1995, due to the fiscal 1996 first quarter sales increase and lower than the first quarter of last year.

Inventories increased by $0.4 million since fiscal year-end. Inventories are $0.7 million lower than at the first quarter-end last year, reflecting improved inventory turns due to the continued focus on inventory management.

Prepaid expenses and other current assets have increased by $0.5 million since fiscal year-end but were down $2.7 million compared to the first quarter-end last year. The change from the first quarter of last fiscal year results from a reduction of income taxes receivable and a more refined process for billing and collection of catalog vendor funding.

Property, plant and equipment, net decreased from fiscal 1995 year-end by $0.6 million as depreciation recorded on existing fixed assets exceeded new fixed asset investment activity.

Accounts payable increased by $4.9 million and accrued liabilities by $2.9 million since July 29, 1995 (total increase of $7.8 million), however on a combined basis they decreased from the first quarter-end last year by $0.7 million. The increase since fiscal 1995 year-end results from normal inventory purchases to support sales growth and utilization of vendor trade payables to fund related operating purchases.

Bank debt and other liabilities at the end of the quarter decreased $11.3 million and $23.5 million from July 29, 1995, and October 29, 1994, respectively. The decrease since year-end reflects the utilization of cash received in the private placement of debt consummated late in the fourth quarter of fiscal 1995. The decrease since the first quarter of fiscal 1995 represents the substitution of long-term financing for short-term financing as reflected by the $19.5 million increase in long-term debt and other liabilities.

Assets and liabilities of foreign subsidiaries are translated at the rates of exchange at balance sheet dates. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity. As of fiscal 1995 year-end, the translation adjustment had resulted in a cumulative decrease in net equity of $0.6 million. A general strengthening of the US dollar to the European currencies since year-end resulted in an cumulative decrease in net equity of $1.5 million as of October 28, 1995.

RESULTS OF OPERATIONS

Sales for the quarter increased by $6.5 million or 7.8% to $90.4 million compared to $83.9 million for the first quarter last year. On a comparable currency basis, first quarter sales were up 4.3%, as North American sales increased by 5.6% reflecting the increased catalog mailings in the US. European sales were up 8.7%. Currency translation favorably affected the quarter's reported sales by 3.5%.

Sales for the Desktop Hardware/Software Division increased by 26.6% over the same quarter last year. This increase was led by the strong performance of the US Desktop Hardware/Software Division with sales up 41.3%. Sales for the Networking Products Division increased 6.7%. Sales from the Consumable and Complementary Products Division decreased 5.1%.

Gross margin for the quarter declined to 32.6% from 34.1% in the same quarter a year ago. This margin reduction is primarily due to the promotional pricing strategy and shift in mix of business with faster growing but lower margin desktop hardware and software products becoming a higher percentage of total sales. The gross margin percentage, however, reflected a better mix of higher margin products this quarter than in the third and fourth quarters of fiscal 1995, which were 32.3% and 31.8%, respectively. The decrease from first quarter last year also reflects the increasingly competitive nature of the Company's business in each of its markets. The Company expects these factors to result in a gradual decline in gross profit margins over time.

The decline in gross profit margins were offset by a continued reduction in selling, general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses increased $1.0 million compared to the first quarter last year, but declined to 29.9% of sales for the first quarter of fiscal 1996 compared to 31.1% for the first quarter last year. This reduction of selling, general and administrative expenses as a percentage of sales reflects the continuing efforts of the Company to reduce and minimize overhead expenses.

Net interest expense was $0.5 million for the first quarter compared to $0.4 million for the same quarter last year. The higher interest expense reflects the higher interest rate and related deferred finance cost amortization on term debt obtained in a private placement in the fourth quarter of fiscal 1995.

Income tax expense was $0.9 million for the first quarter compared to $1.1 million for the first quarter last year. The reduction in income taxes reflects the stronger profitability of the US and Canadian operations. Both the US and Canadian operations have net operating loss carryovers that have not been tax effected for financial reporting purposes. Accordingly, profits in these counties should result in a lower effective tax rate for the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of October 28, 1995, the Company had $35.0 million in unused lines of credit and $10.5 million in cash and cash equivalents. The Company believes that its existing cash balances, cash generated from future operations, borrowings under existing lines of credit, and its ability to obtain additional credit will be sufficient to meet its working capital needs through the end of fiscal 1996.

RECENT DEVELOPMENTS

On November 30, 1995, Inmac announced it had entered into a definitive agreement, approved by the Board of Directors' providing for a stock-for-stock merger pursuant to which Inmac would become a subsidiary of Micro Warehouse, Inc. It is anticipated that the merger will close in March of 1996, conditioned on all customary regulatory approvals in the United States and overseas, a variety of business matters appropriate to the transaction and approval by Inmac's stockholders. Under the terms of the agreement, each of Inmac's outstanding shares will be converted into Micro Warehouse common stock based upon a floating exchange rate, the numerator of which will be $12 and the denominator of which will be the average closing price of Micro Warehouse's common stock for the twenty trading days ending on the fifth business day prior to the closing of the transaction. The exchange rate will be a minimum of .225 and a maximum of .276.

FUTURE RESULTS

The second quarter has historically been a seasonally weak quarter for Inmac and for the industry in general. These factors resulted in losses for the Company in fiscal 1992 and 1993, however, the Company was profitable in the second quarter of fiscal 1994 and 1995. The Company's new catalogs, new products, and ongoing low price strategy may generate increased sales for Inmac, compared to the second quarter of fiscal 1995. The Company expects downward pressure on prices and faster growth in the lower margin Desktop Hardware/Software Division to continue to erode overall gross margin percentages. Although past restructuring efforts have resulted in more cost efficient operations, Inmac will continue to seek ways to reduce costs and to improve operating performance and return on assets.

The Company's operating results for the rest of fiscal 1996 will also be affected by worldwide economic conditions including the economic conditions in its markets. In addition, operating results will be affected by fluctuations in exchange rates among the countries in which Inmac operates. International sales account for over 70% of the Company's sales. Accordingly, since currency fluctuations are unpredictable, and even though the Company seeks to protect itself from excessive fluctuations, operating results may be affected from quarter to quarter. Other factors which impact sales and operating results from quarter to quarter include ongoing competitive pressures, sales seasonality, the timing of catalog mailings, and the effectiveness of the Company's promotional pricing strategy. Operating results in fiscal 1996 may not be comparable to the same quarters in fiscal 1995.

The impact of the proposed merger on the operations of Inmac is not known. The anticipated closing date of the merger in March 1996 will take place after Inmac's second quarter end of January 27, 1996.

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

                                                INMAC CORP.

Dated  December 8, 1995                     By: /s/     Raymond E. Nystrom
       ----------------                         ----------------------------
                                                        Raymond E. Nystrom
                                                   (Vice President, Finance and
                                                      Chief Financial Officer)